Form 10-Q
period 2016-03-31
ANDES 7 INC.
filed 2016-05-16
CIK 1650205

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-Q
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-55491

ANDES 7 Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-4683655
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

424 Clay Street, Lower Level, San Francisco, CA	94111
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: 415 463 7827

  N/A
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 16, 2016, the issuer had 10,100,000 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
(Unaudited)

ANDES 7 Inc.
 Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS		(audited)

Current Assets:

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

Due to related parties	$5,603	$-
Accounts payable	-	1,619
Total Current Liabilities	5,603	1,619

TOTAL LIABILITIES	5,603	1,619

Shareholders' Deficit:
Preferred stock, ($0.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-	-
Common stock ($0.0001 par value, 100,000,000 shares authorized; 10,100,000 and 10,000,000 shares issued and outstanding, respectively)	1,010	1,000
Stock subscription receivable	(1,000)	-
Additional paid-in capital	2,869	1,250
Accumulated deficit	(8,482)	(3,869)
Total Stockholders' Deficit	(5,603)	(1,619)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDES 7 Inc.
Condensed Statement of Operations
(Unaudited)

Three Months Ended March 31, 2016

Revenue	$-

Operating Expenses:

General and administrative expenses	4,613

Total operating expenses	4,613

Net loss from operations	$(4,613)
Loss before income taxes	(4,613)
Provision for income taxes	-
Net Loss	$(4,613)
Basic loss per share	$(0.00)

Weighted average number of common shares outstanding	10,052,747

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDES 7 Inc.
 Statement of Cash Flows
(Unaudited)

Three Months Ended March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(4,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Net cash used in operating activities	(4,613)

CASH FLOWS FROM INVESTING ACTIVITIES:	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	4,613
Net cash provided by financing activities	4,613

Net increase (decrease) in cash	-

Cash at beginning of period	-

Cash at end of period	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-
Income taxes paid	$-

NON-CASH FINANCING ACTIVITY:
Accounts payable credited to paid in capital	$1,619
Related party payable for stock redemption	$990

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDES 7 Inc.
Notes to Condensed Financial Statements
March 31, 2016
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND HISTORY

Description of business – ANDES 7 Inc., (the "Company") was incorporated under the laws of the State of Delaware on July 27, 2015, and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

On February 12, 2016, the Company entered into a Subscription Agreements with three subscribers for the issuance of its restricted common stock – Abina Asean, Co. Ltd., an entity organized under the laws of the Republic of Seychelles (8,000,000 shares), Toh Kean Ban (1,000,000 shares) and Dr. Ir. H.M. Itoc Tochija (1,000,000 shares). Each of the Subscription Agreements were the result of privately negotiated transactions without the use of public dissemination of promotional or sales materials. Each of the buyers represented they were "accredited investors," and as such could bear the risk of such investment for an indefinite period of time and to afford a complete loss thereof.

In addition, on February 12, 2016, Tech Associates, Inc. ("Tech") was engaged to provide advisory and consulting services. Tech's compensation is not based on the facilitation of or sale of securities; rather, Tech has been engaged to provide consulting services in the context of a "going public" strategy. Tech's sole shareholder is Richard Chiang, who is a former control person of the Company by virtue of his prior controlling interest in the Company. In consideration of mutual releases between Richard Chiang and the Company, Mr. Chiang consented to the Company's redemption of 9,900,000 shares at par value, i.e. $990, which had previously been issued to him in serving in director and officer capacities. The Company has no disputes or disagreements with Mr. Chiang. In order to effectuate the redemption, Mr. Chiang agreed to return the stock certificate representing the 10,000,000 shares previously issued in consideration of the issuance of a new stock certificate representing 100,000 shares of restricted common stock. Following the Consent, the Board of Directors accepted Mr. Chiang's resignation from the Board of Directors as being in the best interests of the Company, and proceeded to appoint Mr. Andrew Khor Poh Kiang as Chairman of the Board pursuant to the Consent. In addition, Mr. Chiang resigned as the Company's Chief Executive Officer, President, Secretary and Treasurer.

On the same date as above, Andrew Khor Poh Kiang was named Chief Executive Officer and President, Lee Kok Keing was named Chief Financial Officer, Dr. Eric Chin Tek Mun was named Chief Operations Officer, Simon Chua Chooi Huat, was named Secretary, and Dr. Ng Mooi Eng was named Treasurer.

2.	SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation - The accompanying unaudited financial statements of ANDES 7 Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the audited financial statements ANDES 7 Inc in our Form 10-12G/A2 filed on September 8, 2015.

The interim unaudited financial statements present the balance sheets, statement of operations and cash flows of ANDES 7 Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2016 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Stock-based compensation – The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Financial Accounting Standards Board("FASB") ASC 718-10, Compensation – Stock Compensation, and the conclusions reached by FASB ASC 505-50, Equity – Equity-Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Income taxes – The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25") with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Recent Accounting Pronouncements – The Company has evaluated recent pronouncements through Accounting Standards Updates ("ASU") 2015-08 and believes that none of them will have a material impact on the Company's financial position, results of operations or cash flows.

3.	GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had a deficit accumulated of $8,482 as of March 31, 2016. The Company requires capital for its contemplated operational and marketing activities. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

4.	STOCKHOLDERS' EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of March 31, 2016 no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of March 31, 2016, 10,000,000 shares were issued and outstanding respectively.

Upon formation of the Company on July 27, 2015, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company. In addition, the founding shareholder made contributions of $1,619 and $1,250 to the Company for the period ended March 31, 2016 and December 31, 2015, respectively which is recorded as additional paid-in capital.

On February 12, 2016, the Company entered into a Subscription Agreements with three subscribers for the issuance of 10,000,000 shares of restricted common stock at par value of $0.0001 for total proceeds of $1,000 (refer to Note 1). As of March 31, 2016 the proceeds have not yet been collected and have been debited to stock subscription receivable.

5.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2016, the CEO advanced the Company $4,613 to pay for certain Company expenses. The advance is unsecured, non-interest bearing and due upon demand.

In consideration of mutual releases between Richard Chiang and the Company, Mr. Chiang consented to the Company's redemption of 9,900,000 shares at par value, for $990, which had previously been issued to him in serving in director and officer capacities.

Special Note Regarding Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the "Report"). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Three Months Ended March 31, 2016

Revenues

For the three months ended March 31, 2016, we had no revenues. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and/or others.

Operating Expenses

General and administrative expenses were $4,613 for the period ended March 31, 2016. General and administrative expense consists of professional fees related to the requirements of SEC filings.

 Net Loss

Our net loss for the period ended March 31, 2016 was $4,613.

Liquidity

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of March 31, 2016, we had cash of $0 and total liabilities of $4,613. Our cash flows from operating activities for the three months ended March 31, 2016 resulted in cash used of $4,613. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow provided by financing activities for the three months ended March 31, 2016 was $4,613 from advances by a related party. The Company has a working capital deficiency of $4,613 and a shareholders' deficit of $8,482 at March 31, 2016.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to a material weakness in our internal control over financial reporting, which is described below.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2016, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2016: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 12, 2016, the Company entered into a Subscription Agreements with three subscribers for the issuance of its restricted common stock – Abina Asean, Co. Ltd., an entity organized under the laws of the Republic of Seychelles (8,000,000 shares), Toh Kean Ban (1,000,000 shares) and Dr. Ir. H.M. Itoc Tochija (1,000,000 shares). Each of the Subscription Agreements were the result of privately negotiated transactions without the use of public dissemination of promotional or sales materials. Each of the buyers represented they were "accredited investors," and as such could bear the risk of such investment for an indefinite period of time and to afford a complete loss thereof.

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

ANDES 7 Inc.

By:	/s/ Andrew Khor Poh Kiang
Andrew Khor Poh Kiang President, Chief Executive Officer, Chairman of the Board of Directors

By:	/s/ Lee Kok Keing
Lee Kok Keing Chief Financial Officer

Dated:                          May 16, 2016