Form 10-Q
period 2016-09-30
ANDES 7 INC.
filed 2016-11-09
CIK 1650205

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

OR
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

[Table of Contents]

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 7, 2016, the issuer had 10,100,000 shares of its common stock issued and outstanding.

[Table of Contents]

[Table of Contents]

 PART I - FINANCIAL INFORMATION

(Unaudited)

Contents

Financial Statements	PAGE

Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015 (Audited)	5

Condensed Statements of Operations for the three and nine months ended September 30, 2016 and from July 27, 2015 (inception) through September 30, 2015 (Unaudited)	6

Condensed Statements of Cash Flows for the nine months ended September 30, 2016 and from July 27, 2015 (inception) through September 30, 2015 (Unaudited)	7

Notes to Unaudited Condensed Financial Statements (Unaudited)	8

[Table of Contents]

ANDES 7 Inc.
Condensed Balance Sheets

-	September 30, 2016	December 31, 2015
ASSETS	(Unaudited)	(Audited)

Current Assets:

Cash	$—	$—

Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:

Due to related parties	$8,617	$—
Accounts payable	—	1,619
Total Current Liabilities	8,617	1,619

TOTAL LIABILITIES	8,617	1,619

Shareholders' Deficit:
Preferred stock, ($0.0001 par value, 5,000,000 shares authorized;none issued and outstanding.)		—
Common stock ($0.0001 par value, 1,000,000,000 shares authorized;10,100,000 issued and outstanding, respectively)	1,010	1,000
Stock subscription receivable	(1,000)	—
Additional paid-in capital	7,794	1,250
Accumulated deficit	(16,421)	(3,869)
Total Stockholders’ Deficit	(8,617)	(1,619)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$—	$—

 The accompanying notes are an integral part of these unaudited condensed financial statements.

[Table of Contents]

ANDES 7 Inc.
Condensed Statement of Operations

(Unaudited)

	Three MonthsEnded September 30, 2016	From July 27, 2015 (inception) through September 30, 2015	Nine Months Ended September 30, 2016

Revenue	$-	$-	$-

Operating Expenses:

General and administrative	4,750	3,079	12,552

Total operating expenses	4,750	3,079	12,552

Net loss from operations	$(4,750)	(3,079)	$(12,552)
Loss before income taxes	(4,750)	(3,079)	(12,552)
Provision for income taxes	-	-	-
Net Loss	$(4,750)	(3,079)	$(12,552)
Basic loss per share	$(0.00)	(0.00)	$(0.00)

Weighted average number of common shares outstanding	10,100,000	10,000,000	10,100,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

[Table of Contents]

ANDES 7 Inc.
Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2016	From July 27, 2015 (inception) through September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(12,552)	$(3,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation - related party	—	1,000
Changes in operating assets and liabilities:
Accounts payable	(1,619)	1,079

Net cash used in operating activities	(14,171)	(1,000)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	7,627	—
Contributed capital	6,544	1,000
Net cash provided by financing activities	14,171	1,000

Net increase (decrease) in cash	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	—

NON-CASH FINANCING ACTIVITY:
Accounts payable credited to paid in capital	$1,619	$—
Related party payable for stock redemption	$990	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

[Table of Contents]

ANDES 7 Inc.

Notes to Condensed Financial Statements

September 30, 2016

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

[Table of Contents]

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

The interim unaudited financial statements present the balance sheets, statement of operations and cash flows of ANDES 7 Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2016 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

[Table of Contents]

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

3.     GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had a deficit accumulated of $16,421 as of September 30, 2016. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

[Table of Contents]

4.    STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock. As September 30, 2016 no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 1,000,000,000 shares of $0.0001 par value common stock. As of September 30, 2016, 10,100,000 shares were issued and outstanding respectively.

Upon formation of the Company on July 27, 2015, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company. In addition, the founding shareholder has made contributions of $1,619 and $1,250 to the Company for the period ended September 30, 2016 and December 31, 2015, respectively which is recorded as additional paid-in capital.

On February 12, 2016, the Company entered into a Subscription Agreements with three subscribers for the issuance of 10,000,000 shares of restricted common stock at par value of $0.0001 for total proceeds of $1,000 (refer to Note 1). As of September 30, 2016 the proceeds have not yet been collected and have been debited to stock subscription receivable.

5.    RELATED PARTY TRANSACTIONS

As September 30, 2016, the Company owed Richard Chiang $990 for the redemption of 9,900,000 shares at par value, which had previously been issued to him in serving in director and officer capacities.

As of September 30, 2016, and December 31, 2015, the Company owed its CEO $7,627 and $0, respectively for cash advances that were used for certain operating expenses. The advancesare unsecured, non-interest bearing and due upon demand. The CEO has also contributed $4,925 of capital for operating expenses.

6.     SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including November 7, 2016, which is the date the statements were made available for issuance and determined there are no reportable subsequent events.

[Table of Contents]

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

[Table of Contents]

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

Results of Operations

Three Months Ended September 30, 2016

Revenues

For the three months ended September 30, 2016, we had no revenues. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and/or others.

Operating Expenses

General and administrative expenses were $4,750 for the three months ended September 30, 2016 compared to $3,079 for the period from July 27, 2015 (inception) through September 30, 2015. General and administrative expense consists of professional fees related to the requirements of SEC filings.

Net Loss

Net loss for the three months ended September 30, 2016 was $4,750 compared to $3,079 for the period from July 27, 2015 (inception) through September 30, 2015. Net loss is due to general and administrative expenses as discussed above.

Nine Months Ended September 30, 2016

Revenues

For the nine months ended September 30, 2016, we had no revenues. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and/or others.

Operating Expenses

General and administrative expenses were $12,552 for the nine months ended September 30, 2016. General and administrative expense consists of professional fees related to the requirements of SEC filings.

[Table of Contents]

Net Loss

Net loss for the nine months ended September 30, 2016 was $12,552. Net loss is due to general and administrative expenses as discussed above.

Liquidity

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of September 30, 2016, we had cash of $0 and total liabilities of $8,617. We used $14,171 of cash flows from operating activities for the nine months ended September 30, 2016. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow provided by financing activities for the nine months ended September 30, 2016 was $14,171 from advances by a related party. The Company has a working capital deficiency of $8,617 and a shareholders’ deficit of $16,421 at September 30, 2016.

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

[Table of Contents]

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, September 30, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

[Table of Contents]

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2016, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

[Table of Contents]

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

[Table of Contents]

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDES 7 Inc.

By:	/s/ Andrew Khor Poh Kiang
Andrew Khor Poh Kiang President, Chief Executive Officer, Chairman of the Board of Directors

By:	/s/ Lee Kok Keing
Lee Kok Keing Chief Financial Officer

Dated: November 9, 2016

[Table of Contents]