Form 10-K
period 2016-12-31
ANDES 7 INC.
filed 2017-05-04
CIK 1650205

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]  ANNUAL REPORT UNDER THE SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

ANDES 7 Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-4683655

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

424 Clay Street, Lower Level San Francisco, CA
94111

(Address of Principal Executive Offices)	(Zip Code)

Securities registered under Section 12(b) of the Exchange Act:
None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
(Title of Class)

[Table of Contents]

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ] Yes [X] No

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

[X] Yes [ ] No

The issuer’s common stock is not currently quoted on any market. The issuer therefore cannot estimate the aggregate market value of the issuer’s voting and non-voting common equity held as of June 30, 2016, the last day of the registrant’s most recently completed second fiscal quarter, by non-affiliates of the issuer. As of May 4, 2017, there were 10,100,000 shares of $0.0001 par value common stock issued and outstanding.

[Table of Contents]

[Table of Contents]

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

[Table of Contents]

PART I

Item 1.   Description of Business.

(a)   Business Development

ANDES 7 Inc. ("Company" or the "Registrant") was incorporated under the laws of the State of Delaware on July 27, 2015 and has been inactive since inception. On February 12, 2016, following the entry of (a) the Consent in Lieu of Shareholder Meeting, and the (b) Resolutions of the Board of Directors, and (c) Resolutions of the Board of Directors all dated on February 12, 2016, the following events occurred which resulted in a change of control of the Company. The Company redeemed an aggregate of 9,900,000 from its former sole shareholder of the then 10,000,000 shares of outstanding stock held at a redemption price of $0.0001 per share for an aggregate redemption price of $990. The former sole shareholder proceeded to resign from his director and officer positions. As the sole shareholder at the time, and prior to his resignation as the sole director, former sole shareholder appointed Andrew Khor Poh Kiang to serve as director on the Board of Directors.

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

To become a publicly-traded company, ANDES 7 Inc. may file a registration statement; most likely on Form S-1, or alternatively that a company first effect a business combination with ANDES 7 Inc. and then subsequently file a registration statement. A company may choose to effect a business combination with ANDES 7 Inc. before filing a registration statement.

If a target company chooses to enter into business combination with ANDES 7 Inc., the registration statement will be prepared after such business combination. The terms of a business combination may provide for redemption of all or part of their stock in ANDES 7 Inc., usually at par.

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

[Table of Contents]

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

[Table of Contents]

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

[Table of Contents]

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

[Table of Contents]

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

The Company Intends To Issue More Shares In A Merger Or Acquisition, Which Will Result In Substantial Dilution.

Our certificate of incorporation authorizes the issuance of a maximum of 1,000,000,000 shares of common stock, as amended, and a maximum of 5,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

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

[Table of Contents]

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

Control by Management.

Management does not directly control of all the issued and outstanding common stock of the Company. Abina Asean, Co. Ltd an entity owned and controlled by our President, Chief Executive Officer and Chairman, Andrew Khor Poh Kiang holds 79% of our outstanding common stock. Additionally, ABINA Company Ltd recently acquired 1,000,000 shares of common stock from a former shareholder. Both Abina Asean Co. Ltd and ABINA Company Ltd. are controlled by Andrew Khor Poh Kiang and his wife, Manichan Khor. Therefore, our President, Chief Executive Officer and Chairman, Andrew Khor Poh Kiang is an indirect owner of 89% of our common stock through these controlled entities. Consequently, he has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

[Table of Contents]

•	Election of the board of directors;

•	Removal of any directors;

•	Amendment of the Company’s certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

Abina Asean Co Ltd and ABINA Company Ltd both an entities owned and controlled by our President, Chief Executive Officer and Chairman, Andrew Khor Poh Kiang and his wife Manichan Khor are indirect beneficial owner of 9,000,000 shares, or 89% of our common stock. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.   Description of Property.

We maintain a virtual office space at our location 424 Clay Street, Lower Level, San Francisco, CA 94111. We do not own any properties. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.   Legal Proceedings.

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 4.   Mine Safety Disclosures.

Not applicable.

[Table of Contents]

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 1,000,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”) as amended. The Common Stock is not listed on a publicly-traded market or exchange. As of December 31, 2016, there were4 holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

On January 19, 2017, Toh Kean Ban sold 1,000,000 shares of our common stock at $0.00225 to ABINA Company Ltd., a corporation controlled by our President, CEO and Chairman, Andrew Khor Poh Kiang and his wife, Manichan Khor.

[Table of Contents]

Both parties relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because:

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

The Company may develop its business plan by future acquisitions or mergers but no agreements have been reached regarding any acquisition or other business combination. If the Company makes any acquisitions, mergers or other business combination, the Company will file a Form 8-K but until such time the Company remains a shell company.

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

Operating Expenses

General and administrative expenses were $20,181 for the year ended December 31, 2016 compared to $3,869 for the period from July 27, 2015 (inception) through December 31, 2015. General and administrative expense consists of professional fees related to the requirements of SEC filings.

[Table of Contents]

Net Loss

Net loss for the year ended December 31, 2016 was $20,181 compared to $3,869 for the period from July 27, 2015 (inception) through December 31, 2015. Net loss is due to general and administrative expenses as discussed above.

ANDES 7 Inc. ("Company" or the "Registrant") was incorporated under the laws of the State of Delaware on July 27, 2015 and has been inactive since inception. On February 12, 2016, following the entry of (a) the Consent in Lieu of Shareholder Meeting, and the (b) Resolutions of the Board of Directors, and (c) Resolutions of the Board of Directors all dated on February 12, 2016, the following events occurred which resulted in a change of control of the Company. The Company redeemed an aggregate of 9,900,000 from its former sole shareholder of the then 10,000,000 shares of outstanding stock held at a redemption price of $0.0001 per share for an aggregate redemption price of $990. The former sole shareholder proceeded to resign from his director and officer positions. As the sole shareholder at the time, and prior to his resignation as the sole director, former sole shareholder appointed Andrew Khor Poh Kiang to serve as director on the Board of Directors.

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

To become a publicly-traded company, ANDES 7 Inc. may file a registration statement; most likely on Form S-1, or alternatively that a company first effect a business combination with ANDES 7 Inc. and then subsequently file a registration statement. A company may choose to effect a business combination with ANDES 7 Inc. before filing a registration statement.

If a target company chooses to enter into business combination with ANDES 7 Inc., the registration statement will be prepared after such business combination. The terms of a business combination may provide for redemption of all or part of their stock in ANDES 7 Inc., usually at par.

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

[Table of Contents]

In analyzing prospective business opportunities, management may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which may be anticipated; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of the Company to search for and enter into potential business opportunities.

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

2016 Year-End Analysis

The Company has received no income, has had no operations nor expenses, other than Delaware state fees and incorporation and accounting fees as required for incorporation and for the preparation of the Company's financial statements. As of December 31, 2016, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2016, the Company had sustained a net loss of $20,181.

[Table of Contents]

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

[Table of Contents]

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2016, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Not applicable.

[Table of Contents]

PART III

Item 10. Directors, Executive Officers and Corporate Governance

A. Identification of Directors and Officers. The current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:

Name	Age	Position
Executive Officers
Andrew Khor Poh Kiang	49	President, Chief Executive Officer, Chairman
Lee Kok Keing	54	Chief Financial Officer
Dr. Eric Chin Tek Mun	46	Chief Operations Officer
Jannie Gui Honey	47	Secretary
Dr. Ng Mooi Eng	49	Treasurer

Biographical Information for Andrew Khor Poh Kiang

Andrew Khor Poh Kiang, Age 49, President, Chief Executive Officer, Chairman of the Board of Directors From 2000 to 2002, Mr. Khor was the assistant to Consul General Mr. Wan Jaafar Wan Noor from the Ministry of Foreign Affairs, Malaysia in Thailand. From 2002 to 2006, Mr. Khor was managing SAG Group Company Limited in Thailand, a mining company he controlled that supplied iron ore to China. From 2006 to present, Mr. Khor has been involved in the High Technology area through " The Super Conductivity Maglev System " of Japan Flagship Group " or known as FSG, as its South East Asia Representative, dealing with local governments in South East Asia for the " HIGH SPEED SURFACE TRAIN  " and also appointed by STAR CRUISES, Berjaya Group and Tanjung Rhu Resorts as human resources trainer in hospitality and residential property development. Mr. Khor is the President of Abina Asean Co., Ltd. Mr. Khor holds a Masters of Business Administration from ICS Singapore.

Biographical Information for Lee Kok Keing

Lee Kok Keing, Age 54, Chief Financial Officer

Mr. Lee began his career in banking and finance with RHB Bank Berhad from 1979 to 2006, he held various positions and served as branch manager for a few years. From 2006 to 2015, he joined RHB Investment Bank Berhad (formerly OSK Investment Bank) and served in several executive positions as head of branch.

Biographical Information for Dr. Eric Chin Tek Mun

Dr. Eric Chin Tek Mun, Age 46, Chief Operations Officer

From 2005 to 2011 Dr. Chin was the founder of PDS Group Univision International, an investment and risk management consultancy to government owned entities and to private high net worth individuals. From 2011 to 2014, he became the Chief Operating Officer of Heyu Leisure Holidays Corporation and from 2014 to 2015, he maintains a position as the Chief Operating Officer of Abina Holding Co. Ltd.

[Table of Contents]

Biographical Information for Jannie Gui Honey

Jannie Gui Honey, Age 47, Secretary

Ms. Honey was employed by NBE Construction Sdn Bhd for 27 years as an Accounts Clerk; she worked as Sales Manager for Vanhoden Sdn Bhd from 2005 to 2010 and as its Operating Manager from 2010 to 2014. Most recently, she has held the position of Secretary for Abina Company Limited from 2015 to present.

Biographical Information for Dr. Ng Mooi Eng

Dr. Ng Mooi Eng, Age 49, Treasurer

Dr. Ng has 25 years experience in business managing branding and franchising of women's wear apparel for V-Up Advance Sdn Bhd. Dr. Eng holds a master’s and doctorate in business administration from Ansted University.

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

[Table of Contents]

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of as of the date of this filing, May 4, 2017, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Abina Asean, Co. Ltd. (Republic of Seychelles)	Common Stock	8,000,000	79%
ABINA Company Ltd.	Common Stock	1,000,000	10%
Dr. Ir. H.M. Itoc Tochija	Common Stock	1,000,000	10%

Officers and directors as a group		0	0%

(1) Abina Asean Co. Ltd and ABINA Company Ltd. are entities controlled by our President, Chief Executive Officer and Chairman, Andrew Khor Poh Kiang. (2) 10,100,000 shares of common stock outstanding as of December 31, 2016, and May 4, 2017.

[Table of Contents]

Item 13. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence

None.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed to us for the fiscal year ended December 31, 2016 by our independent auditing firm, De Leon & Co, P.A..

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

Audit Fees

The aggregate fees incurred for the period, July 27, 2015 through December 31, 2016 for professional services rendered by the independent registered public accounting firm for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were $10,250.

Audit Related Fees

None

Tax Fees

There were no fees billed by De Leon & Co, P.A. for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2016.

All Other Fees

There were no fees billed by De Leon & Co, P.A. for other products and services for the fiscal year ended December 31, 2016.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

[Table of Contents]

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Exhibits:

Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit
3.1	Certificate of Incorporation		10		3.1
3.2	By-Laws		10		3.2
3.3	Certificate of Amendment to Certificate of Incorporation, dated February 25, 2016		8-K		3.3
4.1	Specimen Stock Certificate		10		4.1
99.1	Consent in Lieu of Shareholder Meeting, dated, February 12, 2016		8-K		99.1
99.2	Resolutions of the Board of Directors, dated, February 12, 2016		8-K		99.2
99.3	Resolutions of the Board of Directors, dated, February 12, 2016		8-K		99.3
99.4	Stock Subscription Agreement, Abina Asean Co. Ltd.		8-K		99.4
99.5	Stock Subscription Agreement, Toh Kean Ban		8-K		99.5
99.6	Stock Subscription Agreement, Dr. Ir. H.M Itoc Tochija		8-K		99.6
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

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

Dated: May 4, 2017

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

Name	Title	Date

By: /s/ Andrew Khor Poh Kiang	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	May 4, 2017

[Table of Contents]

 FINANCIAL INFORMATION

[Table of Contents]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Andes 7, Inc.

We have audited the accompanying balance sheets of Andes 7, Inc. as of December 31, 2016 & 2015 and the related statements of operations, shareholders’equity and cash flows for the two years then ended. Andes 7 Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.We were not engaged to examine management’s assertion about the effectiveness ofAndes 7, Inc.’s internal control over financial reporting as of December 31, 2016.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Andes 7, Inc.as of December 31, 2016 and 2015,and the results of its operations and its cash flows for the years then endedin conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s ability to raise additional capital through debt and/or equity financing to fund its operating costs is unknown, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Leon & Company, P.A. Pembroke Pines, Florida
April 14, 2017

[Financial Index]

ANDES 7 Inc.
Balance Sheets

	December 31, 2016	December 31, 2015
ASSETS

Current Assets:

Cash	$—	$—

Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:

Due to a related party	$990	$—
Accounts payable	—	1,619
Total Current Liabilities	990	1,619

TOTAL LIABILITIES	990	1,619

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding		—
Common stock $0.0001 par value, 1,000,000,000 shares authorized; 10,100,000 and 10,000,000 shares issued and outstanding, respectively	1,010	1,000
Stock subscription receivable	(1,000)	—
Additional paid-in capital	23,050	1,250
Accumulated deficit	(24,050)	(3,869)
Total Stockholders’ Deficit	(990)	(1,619)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$—	$—

 The accompanying notes are an integral part of these financial statements.

[Financial Index]

ANDES 7 Inc.

Statement of Operations

	For the Year Ended December 31,2016	From July 27, 2015 (inception) through December 31, 2015
Revenue	$-	$-

Operating Expenses:

General and administrative	20,181	3,869

Total operating expenses	20,181	3,869

Net loss from operations	$(20,181)	$(3,869)
Loss before income taxes	(20,181)	(3,869)
Provision for income taxes	-	-
Net Loss	$(20,181)	$(3,869)
Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	10,088,493	10,100,000

The accompanying notes are an integral part of these financial statements.

[Financial Index]

ANDES 7 Inc. Statement of Stockholders’ Deficit December 31, 2016
	Common Stock		Additional Paid-In	Stock Subscription	Accumulated Deficit	Total
	Shares	Amount	Capital	Receivable
Balance at July 27, 2015 (inception)	-	$-	$-	$-	$-	$-

Issuance of common stock for compensation, related party	10,000,000	1,000	-	-	-	1,000

Contributed capital	-	-	1,250	-	-	1,250

Net loss for the year ended December 31, 2015	-	-	-	-	(3,869)	(3,869)

Balance at December 31, 2015	10,000,000	1,000	1,250	-	(3,869)	$(1,619)

Contributed capital	-	-	21,800	-	-	21,800

Common stock returned	(9,900,000)	(990)	-	-	-	(990)

Issuance of common stock for cash	10,000,000	1,000	-	(1,000)	-	-

Net loss for the year ended December 31, 2016	-	-	-	-	(20,181)	(20,181)

Balance at December 31, 2016	10,100,000	$1,010	$23,050	$(1,000)	$(24,050)	$(990)

[Financial Index]

ANDES 7 Inc. Statement of Cash Flows
	For the Year Ended December 31,2016		From July 27, 2015 (inception) through December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss		$(20,181)	$(3,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation - related party		—	1,000
Changes in operating assets and liabilities:
Accounts payable		(1,619)	1,619
Net cash used in operating activities		(21,800)	(1,250)

CASH FLOWS FROM INVESTING ACTIVITIES:		—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed capital, related party		21,800	1,250
Net cash provided by financing activities		21,800	1,250

Net increase (decrease) in cash		—	—

Cash at beginning of year		—	—

Cash at end of year		$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest		$—	$—
Cash paid for taxes		$—	$—

NON-CASH FINANCING ACTIVITY:
Common stock issued to founder for services rendered	$		$1,000
Accounts payable credited to paid in capital		$1,619	$—
Related party payable for stock redemption		$990	$—

The accompanying notes are an integral part of these financial statements.

[Financial Index]

ANDES 7 Inc.

Notes to Financial Statements

December 31, 2016

NOTE 1 - DESCRIPTION OF BUSINESS AND HISTORY

Description of business

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

On January 31, 2017, the Company received a letter of resignation from Simon Chua Chooi Huat, its Secretary. There were no disagreements between the Company and Mr. Huat that led to his resignation, and on April 14, 2017, the Company elected Jannie Gui Honey as its Secretary.

NOTE 2 - SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[Financial Index]

Use of estimates

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

[Financial Index]

Recent Accounting Pronouncements

The Company has evaluated recent pronouncements through Accounting Standards Updates (“ASU”) 2015-08 and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.

      NOTE 3 - GOING CONCERN

The accompanying audited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had a deficit accumulated of $24,050 as of December 31, 2016. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 - STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock. As December 31, 2016 no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 1,000,000,000 shares of $0.0001 par value common stock. As of December 31, 2016, 10,100,000 shares were issued and outstanding respectively.

Upon formation of the Company on July 27, 2015, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company.

On February 12, 2016, the Company entered into Subscription Agreements with three subscribers for the issuance of 10,000,000 shares of restricted common stock at par value of $0.0001 for total proceeds of $1,000. As of December 31, 2016 the proceeds have not yet been collected and have been debited to stock subscription receivable.

NOTE 5 - RELATED PARTY TRANSACTIONS

As December 31, 2016, the Company owed Richard Chiang $990 for the redemption of 9,900,000 shares at par value, which had previously been issued to him in serving in director and officer capacities (refer to Note 1).

For the years ended December 31, 2016 and 2015, the founder shareholder has contributed capital to the Company for services rendered of $9,248 and $1,250, respectively.

For the years ended December 31, 2016 and 2015, the CEO has contributed capital to the Company in the form of cash used for operating expenses of $12,552 and $0, respectively.

NOTE 6 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

[Financial Index]

Net deferred tax assets consist of the following components as of December 31:

	2016	2015
Deferred tax assets:
NOL carryover	$(8,177)	$(1,315)
Deferred tax liabilities:
None
Valuation allowance	8,177	1,315

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2016 and 2015 due to the following:

	2016	2015
Book income (loss)	$6,862	$(1,315)
Valuation allowance	(6,862)	1,315
	$-	$-

At December 31, 2016, the Company had net operating loss carry forwards of approximately $24,000 that may be offset against future taxable income from the year 2017 to 2036. No tax benefit has been reported in the December 31, 2016 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855-10, Subsequent Events, through the date the financial statements were issued and determined that no subsequent events occurred that would require adjustment to or disclosure in the financial statements.