Form 10-Q
period 2017-03-31
ANDES 7 INC.
filed 2017-05-11
CIK 1650205

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer [ ] Emerging growth company [X]	Accelerated filer [ ] Smaller reporting company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 8, 2017, the issuer had 10,100,000 shares of its common stock issued and outstanding.

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 (Unaudited)

ANDES 7 Inc.
Condensed Balance Sheets

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS

Current Assets:

Cash	$—	$—

Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:

Due to related parties	$10,170	$990
Total Current Liabilities	10,170	990

TOTAL LIABILITIES	10,170	990

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding		—
Common stock $0.0001 par value, 1,000,000,000 shares authorized; 10,100,000 and 10,100,000 shares issued and outstanding, respectively	1,010	1,010
Stock subscription receivable	-	(1,000)
Additional paid-in capital	23,050	23,050
Accumulated deficit	(34,230)	(24,050)
Total Stockholders’ Deficit	(10,170)	(990)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$—	$—

 The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDES 7 Inc.
Condensed Statement of Operations

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Revenue	$-	$-

Operating Expenses:

General and administrative	10,180	4,613

Total operating expenses	10,180	4,613

Net loss from operations	$(10,180)	(4,613)
Loss before income taxes	(10,180)	(4,613)
Provision for income taxes	-	-
Net Loss	$(10,180)	(4,613)
Basic loss per share	$(0.00)	(0.00)

Weighted average number of common shares outstanding	10,100,000	10,052,747

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDES 7 Inc.
Statement of Cash Flows

(Unaudited)

	Three MonthsEnded March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(10,180)	$(4,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Net cash used in operating activities	(10,180)	(4,613)

CASH FLOWS FROM INVESTING ACTIVITIES:

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	10,180	4,613
Net cash provided by financing activities	10,180	4,613

Net increase (decrease) in cash	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	—

NON-CASH FINANCING ACTIVITY:
Accounts payable credited to paid in capital	$—	$1,619
Related party payable for stock redemption	$—	$990

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDES 7 Inc.

Notes to Condensed Financial Statements

March 31, 2017

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

In addition, on February 12, 2016, Tech Associates, Inc. (“Tech”) was engaged to provide advisory and consulting services. Tech’s compensation is not based on the facilitation of or sale of securities; rather, Tech has been engaged to provide consulting services in the context of a “going public” strategy. Tech’s sole shareholder is Richard Chiang, who is a former control person of the Company by virtue of his prior controlling interest in the Company. In consideration of mutual releases between Richard Chiang and the Company, Mr. Chiang consented to the Company’s redemption of 9,900,000 shares at par value, i.e. $990, which had previously been issued to him in serving in director and officer capacities. The Company has no disputes or disagreements with Mr. Chiang. In order to effectuate the redemption, Mr. Chiang agreed to return the stock certificate representing the 10,000,000 shares previously issued in consideration of the issuance of a new stock certificate representing 100,000 shares of restricted common stock. Following the Consent, the Board of Directors accepted Mr. Chiang’s resignation from the Board of Directors as being in the best interests of the Company, and proceeded to appoint Mr. Andrew KhorPoh Kiang as Chairman of the Board pursuant to the Consent. In addition, Mr. Chiang resigned as the Company’s Chief Executive Officer, President, Secretary and Treasurer.

On the same date as above, Andrew Khor Poh Kiang was named Chief Executive Officer and President, Lee Kok Keing was named Chief Financial Officer, Dr. Eric Chin Tek Mun was named Chief Operations Officer, Simon Chua Chooi Huat, was named Secretary, and Dr. Ng Mooi Eng was named Treasurer.

On January 31, 2017, the Company received a letter of resignation from Simon Chua Chooi Huat, its Secretary. There were no disagreements between the Company and Mr. Huat that led to his resignation and on April 14, 2017, the Company elected Jannie Gui Honey as its Secretary.

 2.   SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation - The accompanying unaudited financial statements of ANDES 7 Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the audited financial statements ANDES 7 Inc in our Form 10-K filed on May 4, 2017.

The interim unaudited financial statements present the balance sheets, statement of operations and cash flows of ANDES 7 Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2017 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

       3.     GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had a deficit accumulated of $34,230 as of March 31, 2017. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

4.    STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock. As March 31, 2017, no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 1,000,000,000 shares of $0.0001 par value common stock. As of March 31, 2017, 10,100,000 shares were issued and outstanding respectively.

Upon formation of the Company on July 27, 2015, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company. In addition, the founding shareholder has made contributions of $0 and $1,619 to the Company for the period ended March 31, 2017 and December 31, 2016, respectively which is recorded as additional paid-in capital.

On February 12, 2016, the Company entered into a Subscription Agreements with three subscribers for the issuance of 10,000,000 shares of restricted common stock at par value of $0.0001 for total proceeds of $1,000 (refer to Note 1). During the quarter ended March 31, 2017,the $1,000 previously debited to stock subscription receivable was debited to due to related party account.

5.    RELATED PARTY TRANSACTIONS

As March 31, 2017, the Company owed Richard Chiang $990 for the redemption of 9,900,000 shares at par value, which had previously been issued to him in serving in director and officer capacities.

As of March 31, 2017, and December 31, 2016, the founder shareholder has contributed capital to the Company for services rendered of $0 and $9,248, respectively.

As of March 31, 2017, and December 31, 2016, the Company’s CEO has contributed capital to the Company in the form of cash used for operating expenses of $0 and $12,552, respectively.

During the three months ended March 31, 2017, a related party advanced the Company $10,180 to pay for general operating expenses. The funds are unsecured, non-interest bearing and due on demand. As of March 31, 2017, the balance due is $10,170 (see Note 4).

6.     SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including May 9, 2017, which is the date the statements were issued, and determined there are no reportable subsequent events.

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

Results of Operations

Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

Revenues

For the three months ended March 31, 2017 and 2016, we had no revenues. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and/or others.

Operating Expenses

General and administrative expenses were $10,180 for the three months ended March 31, 2017, compared to $4,613 for the three months ended March 31, 2017. General and administrative expense consists of consulting and other professional fees related to the requirements of SEC filings.

Net Loss

Net loss for the three months ended March 31, 2017 was $10,180 compared to $4,613 for the prior period. Net loss is due to general and administrative expenses as discussed above.

Liquidity

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of March 31, 2017, we had cash of $0 and total liabilities of $10,170. We used $10,180 of cash flows from operating activities for the three months ended March 31, 2017. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow provided by financing activities for the three months ended March 31, 2017 was $10,180 from advances by a related party. The Company has a working capital deficiency of $10,170 and a shareholders’ deficit of $10,170 at March 31, 2017.

Over the next 12 months we expect to expend approximately $30,000 in cash for legal, accounting and related services. Cash used for other expenditures is expected to be minimal. We hope to be able to attract suitable investors for our business plan, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2017. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2017, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2017: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 19, 2017, Toh Kean Ban sold 1,000,000 shares of our common stock at $0.00225 to ABINA Company Ltd., a corporation controlled by our President, CEO and Chairman, Andrew Khor Poh Kiang and his wife, Manichan Khor. The transaction was the result of a privately negotiated transaction without the use of public dissemination of promotional or sales materials. Each of the buyers represented they were “accredited investors,” and as such could bear the risk of such investment for an indefinite period of time and to afford a complete loss thereof.

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

Dated: May 11, 2017

-16-