Form 10-Q
period 2017-06-30
ANDES 7 INC.
filed 2017-08-10
CIK 1650205

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 9, 2017, the issuer had 10,100,000 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1, Financial Statements

(Unaudited)

ANDES 7 Inc.
Condensed Balance Sheets

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS

Current Assets:

Cash	$—	$—

Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:

Due to related parties	$20,600	$990
Total Current Liabilities	20,600	990

TOTAL LIABILITIES	20,600	990

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding		—
Common stock $0.0001 par value, 1,000,000,000 shares authorized; 10,100,000 and 10,100,000 shares issued and outstanding, respectively	1,010	1,010
Stock subscription receivable	-	(1,000)
Additional paid-in capital	23,050	23,050
Accumulated deficit	(44,660)	(24,050)
Total Stockholders’ Deficit	(20,600)	(990)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$—	$—

 The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDES 7 Inc.
Condensed Statement of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating Expenses:

General and administrative	10,430	3,189	20,610	7,802

Total operating expenses	10,430	3,189	20,610	7,802

Net loss from operations	$(10,430)	$(3,189)	$(20,610)	$(7,802)
Loss before income taxes	(10,430)	(3,189)	(20,610)	(7,802)
Provision for income taxes	-	-	-	-
Net Loss	$(10,430)	$(3,189)	$(20,610)	$(7,802)
Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	10,100,000	10,100,000	10,100,000	10,100,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDES 7 Inc.
Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(20,610)	$(7,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	—	175
Net cash used in operating activities	(20,610)	(7,627)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	20,610	7,627
Net cash provided by financing activities	20,610	7,627

Net increase (decrease) in cash	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	—

NON-CASH FINANCING ACTIVITY:
Accounts payable credited to paid in capital	$—	$1,619
Related party payable for stock redemption	$—	$990

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDES 7 Inc.

Notes to Condensed Financial Statements

June 30, 2017

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

On February 12, 2016, the Company entered into a Subscription Agreements with three subscribers for the issuance of its restricted common stock – AbinaAsean, Co. Ltd., an entity organized under the laws of the Republic of Seychelles (8,000,000 shares), Toh Kean Ban (1,000,000 shares) and Dr. Ir. H.M. ItocTochija (1,000,000 shares). Each of the Subscription Agreements were the result of privately negotiated transactions without the use of public dissemination of promotional or sales materials. Each of the buyers represented they were “accredited investors,” and as such could bear the risk of such investment for an indefinite period of time and to afford a complete loss thereof.

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

On the same date as above, Andrew KhorPoh Kiang was named Chief Executive Officer and President, Lee KokKeing was named Chief Financial Officer, Dr. Eric Chin TekMun was named Chief Operations Officer, Simon Chua ChooiHuat, was named Secretary, and Dr. Ng Mooi Eng was named Treasurer.

On January 31, 2017, the Company received a letter of resignation from Simon Chua ChooiHuat, its Secretary. There were no disagreements between the Company and Mr. Huat that led to his resignation and on April 14, 2017, the Company elected Jannie Gui Honey as its Secretary.

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

The interim unaudited financial statements present the balance sheets, statement of operations and cash flows of ANDES 7 Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2017 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

       3.     GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had a deficit accumulated of $44,660 as of June 30, 2017. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

4.    STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock. As June 30, 2017, no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 1,000,000,000 shares of $0.0001 par value common stock. As of June 30, 2017, 10,100,000 shares were issued and outstanding respectively.

Upon formation of the Company on July 27, 2015, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company. In addition, the founding shareholder has made contributions of $0 and $1,619 to the Company for the period ended June 30, 2017 and December 31, 2016, respectively which is recorded as additional paid-in capital.

On February 12, 2016, the Company entered into a Subscription Agreements with three subscribers for the issuance of 10,000,000 shares of restricted common stock at par value of $0.0001 for total proceeds of $1,000 (refer to Note 1). During the quarter ended June 30, 2017, the $1,000 previously debited to stock subscription receivable was debited to due to related party account.

5.    RELATED PARTY TRANSACTIONS

As June 30, 2017, the Company owed Richard Chiang $990 for the redemption of 9,900,000 shares at par value, which had previously been issued to him in serving in director and officer capacities.

As of June 30, 2017, and December 31, 2016, the founding shareholder has contributed capital to the Company for services rendered of $0 and $9,248, respectively.

As of June 30, 2017, and December 31, 2016, the Company’s CEO has contributed capital to the Company in the form of cash used for operating expenses of $0 and $12,552, respectively.

During the six months ended June 30, 2017, a related party advanced the Company $10,430 to pay for general operating expenses. The funds are unsecured, non-interest bearing and due on demand. As of June 30, 2017 the balance due is $19,610.

6.     SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including August 9, 2017, which is the date the statements were issued, and determined there are no reportable subsequent events.

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

Results of Operations

Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016

Revenues

For the three months ended June 30, 2017 and 2016, we had no revenues. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and/or others.

Operating Expenses

General and administrative expenses were $10,430 for the three months ended June 30, 2017, compared to $3,189 for the three months ended June 30, 2016. General and administrative expense consists of consulting and other professional fees related to the requirements of SEC filings.

Net Loss

Net loss for the three months ended June 30, 2017 was $10,430 compared to $3,189 for the prior period. Net loss is due to general and administrative expenses as discussed above.

Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016

Revenues

For the six months ended June 30, 2017 and 2016, we had no revenues. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and/or others.

Operating Expenses

General and administrative expenses were $20,610 for the six months ended June 30, 2017, compared to $7,802 for the six months ended June 30, 2016. General and administrative expense consists of consulting and other professional fees related to the requirements of SEC filings.

Net Loss

Net loss for the six months ended June 30, 2017 was $20,610 compared to $7,802 for the prior period. Net loss is due to general and administrative expenses as discussed above.

Liquidity

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of June 30, 2017, we had cash of $0 and total liabilities of $20,600. We used $20,610 of cash flows from operating activities for the six months ended June 30, 2017. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow provided by financing activities for the six months ended June 30, 2017 was $20,610 from advances by a related party. The Company has a working capital deficiency of $20,600 and a shareholders’ deficit of $20,600 at June 30, 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2017. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2017, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 12, 2016, the Company entered into a Subscription Agreements with three subscribers for the issuance of its restricted common stock – AbinaAsean, Co. Ltd., an entity organized under the laws of the Republic of Seychelles (8,000,000 shares), Toh Kean Ban (1,000,000 shares) and Dr. Ir. H.M. Itoc Tochija (1,000,000 shares). Each of the Subscription Agreements were the result of privately negotiated transactions without the use of public dissemination of promotional or sales materials. Each of the buyers represented they were “accredited investors,” and as such could bear the risk of such investment for an indefinite period of time and to afford a complete loss thereof.

On January 19, 2017, Toh Kean Ban sold 1,000,000 shares of our common stock at $0.00225 to ABINA Company Ltd., a corporation controlled by our President, CEO and Chairman, Andrew Khor Poh Kiang and his wife, Manichan Khor.The transaction was the result of a privately negotiated transaction without the use of public dissemination of promotional or sales materials. Each of the buyers represented they were “accredited investors,” and as such could bear the risk of such investment for an indefinite period of time and to afford a complete loss thereof.

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

Dated: August 10, 2017

-15-