Form 10-Q
period 2017-09-30
ANDES 7 INC.
filed 2017-11-14
CIK 1650205

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐ Non-accelerated filer ☐ Emerging growth company ☒	Accelerated filer ☐ Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 10, 2017, the issuer had 10,100,000 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1, Financial Statements

(Unaudited)

ANDES 7 Inc.
Condensed Balance Sheets

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS

Current Assets:

Cash	$—	$—

Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:

Due to related parties	$28,530	$990
Total Current Liabilities	28,530	990

TOTAL LIABILITIES	28,530	990

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock $0.0001 par value, 1,000,000,000 shares authorized; 10,100,000 and 10,100,000 shares issued and outstanding, respectively	1,010	1,010
Stock subscription receivable	-	(1,000)
Additional paid-in capital	23,050	23,050
Accumulated deficit	(52,590)	(24,050)
Total Stockholders’ Deficit	(28,530)	(990)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$—	$—

 The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDES 7 Inc.
Condensed Statement of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating Expenses:

General and administrative	7,930	4,750	28,540	12,552

Total operating expenses	7,930	4,750	28,540	12,552

Net loss from operations	$(7,930)	$(4,750)	$(28,540)	$(12,552)
Loss before income taxes	(7,930)	(4,750)	(28,540)	(12,552)
Provision for income taxes	-	-	-	-
Net Loss	$(7,930)	$(4,750)	$(28,540)	$(12,552)
Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	10,100,000	10,100,000	10,100,000	10,100,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDES 7 Inc.
Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(28,540)	$(12,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	—	(1,619)
Net cash used in operating activities	(28,540)	(14,171)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	28,540	7,627
Contributed capital	—	6,544
Net cash provided by financing activities	28,540	14,171

Net increase (decrease) in cash	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	—

NON-CASH FINANCING ACTIVITY:
Accounts payable credited to paid in capital	$—	$1,619
Related party payable for stock redemption	$—	$990

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDES 7 Inc.

Notes to Condensed Financial Statements

September 30, 2017

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

The interim unaudited financial statements present the balance sheets, statement of operations and cash flows of ANDES 7 Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2017and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

       3.     GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had a deficit accumulated of $52,590 as of September 30, 2017. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

4.    STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock. As September 30, 2017, no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 1,000,000,000 shares of $0.0001 par value common stock. As of September 30, 2017, 10,100,000 shares were issued and outstanding respectively.

Upon formation of the Company on July 27, 2015, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company. In addition, the founding shareholder has made contributions of $0 and $1,619 to the Company for the period ended September 30, 2017 and December 31, 2016, respectively which is recorded as additional paid-in capital.

On February 12, 2016, the Company entered into a Subscription Agreements with three subscribers for the issuance of 10,000,000 shares of restricted common stock at par value of $0.0001 for total proceeds of $1,000 (refer to Note 1). During the period ended September 30, 2017, the $1,000 previously debited to stock subscription receivable was debited to due to related party account.

5.    RELATED PARTY TRANSACTIONS

As September 30, 2017, the Company owed Richard Chiang $990 for the redemption of 9,900,000 shares at par value, which had previously been issued to him in serving in director and officer capacities.

As of September 30, 2017, and December 31, 2016, the founding shareholder has contributed capital to the Company for services rendered of $0 and $9,248, respectively.

As of September 30, 2017, and December 31, 2016, the Company’s CEO has contributed capital to the Company in the form of cash used for operating expenses of $0 and $12,552, respectively.

During the nine months ended September 30, 2017, a related party advanced the Company $28,540 to pay for general operating expenses. The funds are unsecured, non-interest bearing and due on demand. As of September 30, 2017, the balance due is $27,540.

6.     SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued, and has determined that no material subsequent events exist.

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

Results of Operations

Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

Revenues

For the three months ended September 30, 2017 and 2016, we had no revenues. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and/or others.

Operating Expenses

General and administrative expenses were $7,930 for the three months ended September 30, 2017, compared to $4,750 for the three months ended September 30, 2016. General and administrative expense consists of consulting and other professional fees related to the requirements of SEC filings.

Net Loss

Net loss for the three months ended September 30, 2017 was $7,930 compared to $4,750 for the prior period. Net loss is due to general and administrative expenses as discussed above.

Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016

Revenues

For the nine months ended September 30, 2017 and 2016, we had no revenues. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and/or others.

Operating Expenses

General and administrative expenses were $28,540 for the nine months ended September 30, 2017, compared to $12,552 for the nine months ended September 30, 2016. General and administrative expense consists of consulting and other professional fees related to the requirements of SEC filings.

Net Loss

Net loss for the nine months ended September 30, 2017 was $28,540 compared to $12,552 for the prior period. Net loss is due to general and administrative expenses as discussed above.

Liquidity

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of September 30, 2017, we had cash of $0 and total liabilities of $28,530. We used $28,540 of cash flows from operating activities for the nine months ended September 30, 2017. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow provided by financing activities for the nine months ended September 30, 2017 was $28,540 from advances by a related party. The Company has a working capital deficiency of $28,530 and a shareholders’ deficit of $52,590 at September 30, 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, September30, 2017. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September30, 2017, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2017

-15-