Form 10-K
period 2017-12-31
ANDES 7 INC.
filed 2018-03-07
CIK 1650205

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]  ANNUAL REPORT UNDER THE SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
[X] Yes [ ] No

The issuer’s common stock is not currently quoted on any market. The issuer therefore cannot estimate the aggregate market value of the issuer’s voting and non-voting common equity held as of June 30, 2017, the last day of the registrant’s most recently completed second fiscal quarter, by non-affiliates of the issuer. As of March 6, 2018, there were 10,100,000 shares of $0.0001 par value common stock issued and outstanding.

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

Control by Management.

Management does not directly control all ofthe issued and outstanding common stock of the Company. Abina Asean, Co. Ltd an entity owned and controlled by our President, Chief Executive Officer and Chairman, Andrew Khor Poh Kiang holds 79% of our outstanding common stock. Additionally, ABINA Company Ltd recently acquired 1,000,000 shares of common stock from a former shareholder. Both Abina Asean Co. Ltd and ABINA Company Ltd. are controlled by Andrew Khor Poh Kiang and his wife, Manichan Khor. Therefore, our President, Chief Executive Officer and Chairman, Andrew Khor Poh Kiang is an indirect owner of 89% of our common stock through these controlled entities. Consequently, he has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

•	Election of the board of directors;

•	Removal of any directors;

•	Amendment of the Company’s certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

Abina Asean Co Ltd and ABINA Company Ltd are both entities owned and controlled by our President, Chief Executive Officer and Chairman, Andrew Khor Poh Kiang and his wife Manichan Khor are indirect beneficial owner of 9,000,000 shares, or 89% of our common stock. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock.

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

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 1,000,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”) as amended. The Common Stock is not listed on a publicly-traded market or exchange. As of December 31, 2017, there were 4 holders of record of the Common Stock.

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

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation.

ANDES 7 Inc. has no operations, nor does it currently engage in any business activities generating revenues. ANDES 7 Inc's principal business objective is to achieve a business combination with a target company.

Operating Expenses

General and administrative expenses were $50,280 for the year ended December 31, 2017 compared to $20,181 for the year ended December 31, 2016. General and administrative expense consists of professional fees related to the requirements of SEC filings.

Net Loss

Net loss for the year ended December 31, 2017 was $50,280 compared to $20,181 for the year ended December 31, 2016. Net loss is due to general and administrative expenses as discussed above.

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

2017 Year-End Analysis

The Company has received no income, has had no operations nor expenses, other than Delaware state fees and incorporation and accounting fees as required for incorporation and for the preparation of the Company's financial statements. As of December 31, 2017, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2017, the Company had sustained a net loss of $50,280.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2017, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

A. Identification of Directors and Officers. The current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:

Name	Age	Position
Executive Officers
Andrew Khor Poh Kiang	51	President, Chief Executive Officer, Chairman
Lee KokKeing	56	Chief Financial Officer
Dr. Eric Chin TekMun	48	Chief Operations Officer
Jannie Gui Honey	49	Secretary
Dr. Ng Mooi Eng	51	Treasurer

Biographical Information for Andrew Khor Poh Kiang

Andrew Khor Poh Kiang, Age 51, President, Chief Executive Officer, Chairman of the Board of Directors From 2000 to 2002, Mr. Khor was the assistant to Consul General Mr. Wan Jaafar Wan Noor from the Ministry of Foreign Affairs, Malaysia in Thailand. From 2002 to 2006, Mr. Khor was managing SAG Group Company Limited in Thailand, a mining company he controlled that supplied iron ore to China. From 2006 to present, Mr. Khor has been involved in the High Technology area through " The Super Conductivity Maglev System " of Japan Flagship Group " or known as FSG, as its South East Asia Representative, dealing with local governments in South East Asia for the " HIGH SPEED SURFACE TRAIN  " and also appointed by STAR CRUISES, Berjaya Group and Tanjung Rhu Resorts as human resources trainer in hospitality and residential property development. Mr. Khor is the President of Abina Asean Co., Ltd. Mr. Khor holds a Masters of Business Administration from ICS Singapore.

Biographical Information for Lee Kok Keing

Lee Kok Keing, Age 56, Chief Financial Officer

Mr. Lee began his career in banking and finance with RHB Bank Berhad from 1979 to 2006, he held various positions and served as branch manager for a few years. From 2006 to 2015, he joined RHB Investment Bank Berhad (formerly OSK Investment Bank) and served in several executive positions as head of branch.

Biographical Information for Dr. Eric Chin Tek Mun

Dr. Eric Chin Tek Mun, Age 48, Chief Operations Officer

From 2005 to 2011 Dr. Chin was the founder of PDS Group Univision International, an investment and risk management consultancy to government owned entities and to private high net worth individuals. From 2011 to 2014, he became the Chief Operating Officer of Heyu Leisure Holidays Corporation and from 2014 to 2015, he maintains a position as the Chief Operating Officer of Abina Holding Co. Ltd.

Biographical Information for Jannie Gui Honey

Jannie Gui Honey, Age 49, Secretary

Ms. Honey was employed by NBE Construction Sdn Bhd for 27 years as an Accounts Clerk; she worked as Sales Manager for Vanhoden Sdn Bhd from 2005 to 2010 and as its Operating Manager from 2010 to 2014. Most recently, she has held the position of Secretary for Abina Company Limited from 2015 to present.

Biographical Information for Dr. Ng Mooi Eng

Dr. Ng Mooi Eng, Age 51, Treasurer

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

The following table sets forth, as of as of the date of this filing, February 26, 2018, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Abina Asean, Co. Ltd. (Republic of Seychelles)	Common Stock	8,000,000	79%
ABINA Company Ltd.	Common Stock	1,000,000	10%
Dr. Ir. H.M. ItocTochija	Common Stock	1,000,000	10%

Officers and directors as a group		0	0%

(1) Abina Asean Co. Ltd and ABINA Company Ltd. are entities controlled by our President, Chief Executive Officer and Chairman, Andrew Khor Poh Kiang. (2) 10,100,000 shares of common stock outstanding as of December 31, 2017, and March 6, 2018.

Item 13. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence

None.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed to us for the fiscal year ended December 31, 2017 by our independent auditing firm, De Leon & Co, P.A.

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

Audit Fees

The aggregate fees incurred for the years December 31, 2017and 2016 for professional services rendered by the independent registered public accounting firm for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were $10,500 and $10,250, respectively.

Audit Related Fees

None

Tax Fees

There were no fees billed by De Leon & Co, P.A. for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2017.

All Other Fees

There were no fees billed by De Leon & Co, P.A. for other products and services for the fiscal year ended December 31, 2017.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits:

Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	08/07/15
3.2	By-Laws		10		3.2	08/07/15
3.3	Certificate of Amendment to Certificate of Incorporation, dated February 25, 2016		8-K		3.3	03/04/16
4.1	Specimen Stock Certificate		10		4.1	08/07/15
99.1	Consent in Lieu of Shareholder Meeting, dated, February 12, 2016		8-K		99.1	02/16/16
99.2	Resolutions of the Board of Directors, dated, February 12, 2016		8-K		99.2	02/16/16
99.3	Resolutions of the Board of Directors, dated, February 12, 2016		8-K		99.3	02/16/16
99.4	Stock Subscription Agreement, Abina Asean Co. Ltd.		8-K		99.4	02/16/16
99.5	Stock Subscription Agreement, Toh Kean Ban		8-K		99.5	02/16/16
99.6	Stock Subscription Agreement, Dr. Ir. H.M Itoc Tochija		8-K		99.6	02/16/16
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label LinkbaseDocument	X
101.PRE	XBRL Taxonomy Extension Presentation LinkbaseDocument	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

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

ANDES 7 INC.

Dated: March 7, 2018

By:	/s/ Andrew Khor Poh Kiang
Andrew Khor Poh Kiang President, Chief Executive Officer, Chairman of the Board of Directors

By:	/s/ Lee KokKeing
Lee KokKeing Chief Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

By: /s/ Andrew Khor Poh Kiang	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	March 7, 2018

 FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Andes 7, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Andes 7, Inc. (the “Company”) as of December 31, 2017 and 2016 and the related statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

De Leon & Company, P.A. We have served as the Company’s auditor since 2016. Pembroke Pines, Florida
March 5, 2018

ANDES 7 Inc.
Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS

Current Assets:

Cash	$—	$—

Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:

Due to a related party	$50,270	$990
Accounts payable	—	—
Total Current Liabilities	50,270	990

TOTAL LIABILITIES	50,270	990

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding		—
Common stock $0.0001 par value, 1,000,000,000 shares authorized; 10,100,000 and 10,100,000 shares issued and outstanding, respectively	1,010	1,010
Stock subscription receivable	—	(1,000)
Additional paid-in capital	23,050	23,050
Accumulated deficit	(74,330)	(24,050)
Total Stockholders’ Deficit	(50,270)	(990)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$—	$—

 The accompanying notes are an integral part of these financial statements.

ANDES 7 Inc. Statements of Operations
	For the Years Ended December 31,
	2017	2016
Revenue	$—	$—

Operating Expenses:

General and administrative	50,280	20,181

Total operating expenses	50,280	20,181

Net loss from operations	$(50,280)	$(20,181)
Loss before income taxes	(50,280)	(20,181)
Provision for income taxes	—	—
Net Loss	$(50,280)	$(20,181)
Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	10,100,000	10,088,493

The accompanying notes are an integral part of these financial statements.

ANDES 7 Inc. Statement of Stockholders’ Deficit December 31, 2017
	Common Stock		Additional Paid-In	Stock Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at December 31, 2015	10,000,000	1,000	1,250	—	(3,869)	$(1,619)

Contributed capital	—	—	21,800	—	—	21,800

Common stock returned	(9,900,000)	(990)	—	—	—	(990)

Issuance of common stock for cash	10,000,000	1,000	—	(1,000)	—	—

Net loss for the year ended December 31, 2016	—	—	—	—	(20,181)	(20,181)

Balance at December 31, 2016	10,100,000	1,010	$23,050	$(1,000)	$(24,050)	$(990)

Stock subscription received	—	—	—	1,000	—	1,000

Net loss for the year ended December 31, 2017	—	—	—	—	(50,280)	(50,280)

Balance at December 31, 2017	10,100,000	$1,010	$23,050	$—	$(74,330)	$(50,270)

ANDES 7 Inc. Statement of Cash Flows
	For the Years Ended December 31,
	2017			2016
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss		$(50,280)		$(20,181)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts payable		—		(1,619)
Net cash used in operating activities		(50,280)		(21,800)

CASH FLOWS FROM INVESTING ACTIVITIES:		—		—

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed capital, related party		—		21,800
Advances, related party		50,280		—
Net cash provided by financing activities		50,280		21,800

Net increase (decrease) in cash		—		—

Cash at beginning of year		—		—

Cash at end of year		$—		$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest		$—		$—
Cash paid for taxes		$—		$—

NON-CASH FINANCING ACTIVITY:
Common stock issued to founder for services rendered	$		$
Accounts payable credited to paid in capital		$—		$1,619
Related party payable for stock redemption		$—		$990

The accompanying notes are an integral part of these financial statements.

ANDES 7 Inc.

Notes to Financial Statements

December 31, 2017

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its statements of cash flows.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

       NOTE 3 - GOING CONCERN

The accompanying audited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has an accumulated deficit of $74,330 as of December 31, 2017. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

On February 12, 2016, the Company entered into a Subscription Agreements with three subscribers for the issuance of 10,000,000 shares of restricted common stock at par value of $0.0001 for total proceeds of $1,000 (refer to Note 1). During the year ended December 31, 2017, the $1,000 previously debited to stock subscription receivable was debited to due to related party account.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of December 31, 2017, the Company owed Richard Chiang $990 for the redemption of 9,900,000 shares at par value, which had previously been issued to him in serving in director and officer capacities.

As of December 31, 2017, and December 31, 2016, the founding shareholder has contributed capital to the Company for services rendered of $0 and $9,248, respectively.

As of December 31, 2017, and December 31, 2016, the Company’s CEO has contributed capital to the Company in the form of cash used for operating expenses of $0 and $12,552, respectively.

During the year ended December 31, 2017, a related party advanced the Company $58,280 to pay for general operating expenses. The funds are unsecured, non-interest bearing and due on demand. As of December 31, 2017the balance due is $49,280.

NOTE 6 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used due to the new tax law recently enacted.

Net deferred tax assets consist of the following components as of December 31:

	2017	2016
Deferred tax assets:
NOL carryover	$(15,609)	$(5,051)
Deferred tax liabilities:
None
Valuation allowance	15,609	5,051

Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 21% to pretax income from continuing operations for the years ended December 31, 2017 and 2016 due to the following:

	2017	2016
Book income (loss)	$10,559	$4,238
Valuation allowance	(10,559)	(4,238)
	$—	$—

At December 31, 2017, the Company had net operating loss carry forwards of approximately $74,000 that may be offset against future taxable income from the year 2018 to 2038. No tax benefit has been reported in the December 31, 2017 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855-10, Subsequent Events, through the date the financial statements were available to be issued and determined that no subsequent events occurred that would require adjustment to or disclosure in these financial statements.

