Form 10-Q
period 2018-03-31
ANDES 7 INC.
filed 2018-05-10
CIK 1650205

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2018, the issuer had 10,100,000 shares of its common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1, Financial Statements

(Unaudited)

4

ANDES 7 Inc.
Condensed Balance Sheets

	March 31, 2018	December 31, 2017
	Unaudited
ASSETS

Current Assets:

Cash	$—	$—

Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:

Due to related parties	$58,950	$50,270
Accrued expenses	995	—
Total Current Liabilities	59,945	50,270

TOTAL LIABILITIES	59,945	50,270

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock $0.0001 par value, 1,000,000,000 shares authorized; 10,100,000 and 10,100,000 shares issued and outstanding, respectively	1,010	1,010
Additional paid-in capital	23,050	23,050
Accumulated deficit	(84,005)	(74,330)
Total Stockholders’ Deficit	(59,945)	(50,270)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$—	$—

 The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDES 7 Inc.
Condensed Statement of Operations

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Revenue	$—	$—

Operating Expenses:

General and administrative	9,675	10,180

Total operating expenses	9,675	10,180

Net loss from operations	$(9,675)	$(10,180)
Loss before income taxes	(9,675)	(10,180)
Provision for income taxes	—	—
Net Loss	$(9,675)	$(10,180)
Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	10,100,000	10,100,000

 The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDES 7 Inc.
Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Cash flows from operating activities:

Net loss	$(9,675)	$(10,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	995	—
Net cash used in operating activities	(8,680)	(10,180)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Advances from related party	8,680	10,180
Net cash provided by financing activities	8,680	10,180

Net increase (decrease) in cash	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDES 7 Inc.

Notes to Condensed Financial Statements

March 31, 2018

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

 2.   SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation - The accompanying unaudited financial statements of ANDES 7 Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the audited financial statements ANDES 7 Inc in our Form 10-K/A filed on April 16, 2018.

The interim unaudited financial statements present the balance sheets, statement of operations and cash flows of ANDES 7 Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2018 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

       3.     GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had anaccumulated deficit of $84,005 as of March 31, 2018. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

4.    STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock. As March 31, 2018, no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 1,000,000,000 shares of $0.0001 par value common stock. As of March 31, 2018, 10,100,000 shares were issued and outstanding.

5.    RELATED PARTY TRANSACTIONS

As March 31, 2018 and December 31, 2017, the Company owed Richard Chiang $990 for the redemption of 9,900,000 shares at par value, which had previously been issued to him in serving in director and officer capacities.

Since 2016 a related party has advanced the Company fundsto pay for general operating expenses. The funds are unsecured, non-interest bearing and due on demand. As of March 31, 2018, and December 31, 2017, the balance due is $58,950 and $50,270, respectively.

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

Results of Operations

Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

Revenues

For the three months ended March 31, 2018 and 2017, we had no revenues. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and/or others.

Operating Expenses

General and administrative expenses were $9,675 for the three months ended March 31, 2018, compared to $10,180 for the three months ended March 31, 2017. General and administrative expense consists of consulting and other professional fees related to the requirements of SEC filings.

Net Loss

Net loss for the three months ended March 31, 2018 was $9,675compared to $10,180 for the prior period. Net loss is due to general and administrative expenses as discussed above.

Liquidity

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of March 31, 2018, we had cash of $0 and total liabilities of $59,945. We used $8,680 of cash flows from operating activities for the three months ended March 31, 2018. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. The Company has a working capital deficiency of $59,945 and a shareholders’ deficit of $59,945 at March 31, 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2018. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2018, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 10, 2018

