Form 10-Q
period 2018-06-30
ANDES 7 INC.
filed 2018-08-10
CIK 1650205

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 10, 2018, the issuer had 120,100,000 shares of its common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1, Financial Statements

(Unaudited)

4

ANDES 7 Inc.
Condensed Balance Sheets

(Unaudited)

	June 30, 2018	December 31, 2017

ASSETS

Current Assets:

Cash	$—	$—

Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:

Due to related parties	$67,799	$50,270
Total Current Liabilities	67,799	50,270

TOTAL LIABILITIES	67,799	50,270

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 500,000 and 0 shares Series A Preferred issued and outstanding, respectively	50	—
Common stock $0.0001 par value, 1,000,000,000 shares authorized; 10,100,000 and 10,100,000 shares issued and outstanding, respectively	1,010	1,010
Additional paid-in capital	23,050	23,050
Accumulated deficit	(91,909)	(74,330)
Total Stockholders’ Deficit	(67,799)	(50,270)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$—	$—

 The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDES 7 Inc.
Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2018		2017	2018	2017

Revenue	$		$-	$-	$-

Operating Expenses:

General and administrative		7,904	10,430	17,579	20,610

Total operating expenses		7,904	10,430	17,579	20,610

Net loss from operations		$(7,904)	$(10,430)	$(17,579)	$(20,610)

Provision for income taxes		-	-	-	-
Net Loss		$(7,904)	$(10,430)	$(17,579)	$(20,610)
Basic and diluted loss per share		$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted		10,100,000	10,100,000	10,100,000	10,100,000

 The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDES 7 Inc.
Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2018	2017

Cash flows from operating activities:

Net loss	$(17,579)	$(20,610)
Changes in operating assets and liabilities:	—	—
Net cash used in operating activities	(17,579)	(20,610)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Advances from related party	17,529	20,610
Proceeds from the sale of preferred stock	50	—
Net cash provided by financing activities	17,579	20,610

Net increase (decrease) in cash	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDES 7 Inc.

Notes to Condensed Financial Statements

June 30, 2018

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

The interim unaudited financial statements present the balance sheets, statement of operations and cash flows of ANDES 7 Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2018 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Recent Accounting Pronouncements – The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

          3.     GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had an accumulated deficit of $91,909 as of June 30, 2018. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

4.    STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock. As June 30, 2018, 500,000 shares of Series A preferred stock had been issued.

On May 10, 2018, Manichan Khor, the wife of Andrew Khor Poh Kiang, thePresident, CEO and Chairman entered into a stock purchase agreement with the Company to purchase 500,000 shares of Series A preferred stock at par value.

Common Stock - The Company is authorized to issue 1,000,000,000 shares of $0.0001 par value common stock. As of June 30, 2018, 10,100,000 shares were issued and outstanding.

5.    RELATED PARTY TRANSACTIONS

As June 30, 2018 and December 31, 2017, the Company owed Richard Chiang $990 for the redemption of 9,900,000 shares at par value, which had previously been issued to him in serving in director and officer capacities.

Since 2016 a related party has advanced the Company to pay for general operating expenses. The funds are unsecured, non-interest bearing and due on demand. As of June 30, 2018, and December 31, 2017, the balance due is $67,799and $50,270, respectively.

On May 10, 2018, Manichan Khor, the wife of Andrew Khor Poh Kiang, the President, CEO and Chairman entered into a stock purchase agreement with the Company to purchase 500,000 shares of Series A preferred stock at par value.

6.     SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued, and has determined that no material subsequent events exist except the following.

On July 2, 2018, the Company entered into an Agreement and Plan of Merger between the Company, ANDES 7 Acquisition Corp, (“Merger Sub”) a Delaware corporation and Abina Co. Ltd. (the “Target”). The Target is a corporation organized under the Kingdom of Thailand and has operated under the name “Abina Co. Ltd.” since August 3, 2015. The Agreement and Plan of Merger provided for the acquisition by the Company of all the outstanding shares of the target through a reverse merger of merger sub into the target, the surviving corporation. The Company filed its Agreement and Plan of Merger as exhibits 3.4 and 2.1 within its Current Report on Form 8-K dated July 2, 2018 and with the State of Delaware.

As part of the Agreement and Plan of Merger with Abina Co. Ltd. the parties agreed to an exchange of shares, in which all of the 100,000 issued and outstanding shares of Abina Co. Ltd were exchanged for 111,000,000 shares in the Company, additionally, shares of ANDES 7 which were held by Abina Co. Ltd were divided amongst the shareholders of Abina Co. Ltd and provided amounts according to their respective holding in Abina Co. Ltd. pursuant to the merger.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company was incorporated in the State of Delaware on July 27, 2015 and filed its registration statement on Form 10 to register with the U.S. Securities and Exchange Commission as a public company on August 7, 2015. We were originally organized as a vehicle to investigate and, if such investigation warrants, to acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

On July 2, 2018, ANDES 7 Inc. a Delaware corporation (the “Company”), entered into an Agreement and Plan of Merger between the Company, ANDES 7 Acquisition Corp, (“Merger Sub”) a Delaware corporation and Abina Co. Ltd. (the “Target”). Abina Co. Ltd (“Abina”) was incorporated in Thailand on August 3, 2015 and has since then operated a diverse business involved in investments in hotels, resorts, and commercial property.

The Company pursuant to the merger is planning a leisure and tourist destination in Thailand with interests in merchandising, souvenirs, retail and real estate projects. The Company is seeking to develop a fully integrated hotel and entertainment center in Chiang Rai, Thailand that will include souvenir shops, a hotel, office buildings, a shopping mall, and a resort entertainment center catering to both local and foreign tourists.

Results of Operations

Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

Revenues

For the three months ended June 30, 2018 and 2017, we had no revenues. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and/or others.

Operating Expenses

General and administrative expenses were $7,904 for the three months ended June 30, 2018, compared to $10,430 for the three months ended June 30, 2017. General and administrative expense consists of consulting and other professional fees related to the requirements of SEC filings.

Net Loss

Net loss for the three months ended June 30, 2018 was $7,904 compared to $10,430 for the prior period. Net loss is due to general and administrative expenses as discussed above.

Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

Revenues

For the six months ended June 30, 2018 and 2017, we had no revenues. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and/or others.

Operating Expenses

General and administrative expenses were $17,579 for the six months ended June 30, 2018, compared to $20,610 for the six months ended June 30, 2017. General and administrative expense consists of consulting and other professional fees related to the requirements of SEC filings.

Net Loss

Net loss for the six months ended June 30, 2018 was $17,579 compared to $20,610 for the prior period. Net loss is due to general and administrative expenses as discussed above.

Liquidity

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of June 30, 2018, we had cash of $0 and total liabilities of $67,799. We used $17,579 of cash flows from operating activities for the six months ended June 30, 2018. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. The Company has a working capital deficiency of $67,799 and a shareholders’ deficit of $67,799 at June 30, 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2018. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2018, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 10, 2018, Manichan Khor, the wife of Andrew Khor Poh Kiang, the President, CEO and Chairman entered into a stock purchase agreement with the Company to purchase 500,000 shares of Series A preferred stock at par value.

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

Dated: August 10, 2018

