Form 10-Q
period 2018-09-30
ANDES 7 INC.
filed 2018-11-13
CIK 1650205

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 9, 2018, the issuer had 120,100,000 shares of its common stock issued and outstanding.

2

ANDES 7, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 (unaudited)	4

Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017 (unaudited)	5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (unaudited)	6

Notes to the Financial Statements (unaudited)	7

ANDES 7, INC. and Subsidiary

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2018	December 31, 2017

ASSETS

Current assets:
Cash	$1,810	$59,935
Accounts receivable	978	3,592
Inventory	82,438	66,328
Other current assets	3,450	1,936
Total current assets	88,676	131,791
Office deposit	8,051	8,343
Deposit – land contract	273,702	166,143
Construction in progress	20,668	21,420
Property and equipment, net	252,655	259,674
Total assets	$643,752	$587,371

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$3,514	$4,429
Due to a related party	74,979	50,270
Loans from directors	1,196,484	931,449
Loans payable, current portion	11,679	10,927
Total current liabilities	1,286,656	997,075

Long term liabilities:
Loans payable, non-current	15,210	25,113
Total liabilities	1,301,866	1,022,188

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 500,000 and 0 shares issued and outstanding, respectively	50	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 120,100,000 and 10,100,000 shares issued and outstanding, respectively	12,010	1,010
Additional paid in capital	220,826	249,044
Accumulated deficit	(858,250)	(633,895)
Accumulated other comprehensive loss	(32,750)	(50,976)
Total stockholders’ deficit	(658,114)	(434,817)

Total liabilities and stockholders’ deficit	$643,752	$587,371

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANDES 7, INC. and Subsidiary CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017

Revenue	$5,425	$3,827	$9,020	$67,112
Cost of revenue	1,020	5,832	6,206	53,758
Gross Margin	4,405	(2,005)	2,814	13,354

Operating expenses:
General and administrative	55,237	61,954	204,302	191,421
Rent expense	2,730	2,056	10,270	23,948
Advertising and promotion	2,042	858	10,435	15,304
Total operating expenses	60,009	64,868	225,007	230,673
Loss from operations	(55,604)	(66,873)	(222,193)	(217,319)
Other income (expense):
Interest income	—	—	—	2
Interest expense	(407)	(72)	(2,162)	(777)
Total other expense	(407)	(72)	(2,162)	(775)
Loss before income taxes	(56,011)	(66,945)	(224,355)	(218,094)

Provision for income taxes	—	—	—	—
Net Loss	$(56,011)	$(66,945)	$(224,355)	$(218,094)

Other comprehensive loss:
Foreign currency translation adjustment	(17,322)	(4,724)	18,226	(23,010)
Comprehensive loss	$(73,222)	$(71,669)	$(206,129)	$(241,104)

Loss per share basic & diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average outstanding shares, basic & diluted	117,708,696	10,100,000	46,363,736	10,100,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANDES 7, INC . and Subsidiary CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(224,355)	$(218,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	20,776	20,842
Changes in operating assets and liabilities:
Account receivable	2,614	(6,529)
Inventory	(16,110)	8,816
Advanced payments	—	(37,488)
Other assets	(1,222)	(843)
Accounts payable and accrued liabilities	33,381	8,970
Deposits	(107,559)	—
Net cash used in operating activities	(292,475)	(224,326)

Cash flows from investing activities:
Construction in progress	752	59,838
Purchase of property and equipment	(13,757)	(132,449)
Net cash used in investing activities	(13,005)	(72,611)

Cash flows from financing activities:
Net proceeds from director loans	265,035	326,236
Advances from related party	7,180	—
Payments on loans	(9,150)	(6,054)
Net cash provided by financing activities	263,065	320,182

Net change in cash	(42,415)	23,245

Effects of currency translation on cash	(15,710)	(23,010)
Cash, beginning of period	59,935	1,772

Cash, end of period	$1,810	$2,007

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANDES 7, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

ANDES 7 Inc. (the “Company”) was incorporated in the State of Delaware on July 27, 2015. ANDES 7 Inc. was formed as a vehicle to pursue a business combination with an operating company that would have perceived benefits of becoming a publicly traded corporation.

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

On July 2, 2018, the Company entered into an Agreement and Plan of Merger between the Company, ANDES 7 Acquisition Corp, (“Merger Sub”) a Delaware corporation and Abina Co. Ltd. (the “Abina”). Abina is a corporation organized under the Kingdom of Thailand and has operated under the name “Abina Co. Ltd.” since August 3, 2015 and has since then operated a diverse business involved in investments in hotels, resorts, and commercial property. The Agreement and Plan of Merger provided for the acquisition by the Company of all the outstanding shares of Abina through a reverse merger of merger sub into Abina, the surviving corporation. The financial statements have been prepared to retroactively present the reverse merger.

NOTE 2 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to raise additional capital through debt and/or equity financing is unknown. The obtainment of additional financing and the successful development of the Company’s contemplated plan of operations are necessary for the Company to continue. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. However; management believes that the Company will generate sufficient cash flows to fund its operations and to meet its obligations on a timely basis for the next twelve months. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated unaudited financial statements include the accounts of the Company and its wholly-owned subsidiaries, Andes 7 Acquisition Corp and Abina Co, Ltd. All financial information has been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated.

Translation Adjustment

For the periods ended September 30, 2018 and December 31, 2017, the accounts of the Abina Co, Ltd were maintained, and its financial statements were expressed, in Thai BAHT.  Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification (ASC 830), with the BAHT as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital.  Transaction gains and losses are reflected in the income statement.

Comprehensive Income/(Loss)

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the period ended September 30, 2018 and 2017 is included in the statement of operations as a foreign currency translation adjustment.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less.

Revenue recognition

Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company's performance obligations are transferred to customers at a point in time, typically upon delivery.

Inventories

Inventories are valued at the lower of cost or market utilizing the first-in first-out (FIFO) method. Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower.

Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 – CONSTRUCTION IN PROGRESS

In 2016 Abina entered into an agreement to purchase land in Chiang Rai, Thailand for 200 million baht, approximately $5.6 million. The Company paid a $139,565 deposit (5 million baht) in 2016 and the balance of 195 million baht is due on December 15, 2018 per the terms of a second amended agreement. The Company plans on developing the land as a tourist destination and is currently in the process of building a café on the property.

In 2016 the Company incurred $79,744 of construction related costs of which approximately $68,000 was for the building of the café and the remaining balance of almost $12,000 primarily consisted of land and site development costs. As of September 30, 2018, the balance in the construction in progress account has increased to $20,668.

NOTE 5 – PROPERTY AND EQUIPMENT

The Company’s property and equipment primarily consists of office furniture and equipment and it is being depreciated using the straight-line method over a period of five years.

	September 30, 2018	December 31, 2017
Office Equipment	$59,883	$55,002
Accounting Software	766	794
Flag Costs	30,224	31,323
Vehicles	85,853	88,975
Buildings and land costs	141,650	130,269
Total property & equipment	318,376	306,363
Less accumulated depreciation	(65,721)	(46,689)
Property & equipment, net	252,655	259,674

Depreciation expense for the nine months ended September 30, 2018 and 2017 totaled $20,776 and $20,842, respectively.

NOTE 6 – LOANS PAYABLE

The Company has entered into two financing agreements for its vehicles used in the business. The following is a summary of these loans payable as of September 30, 2018:

Loan	Issue Date	Maturity Date	Interest Rate	Beginning Balance	Payments	Balance 12/31/17	Payments	Balance 9/30/18
Siam Commercial Bank #1	7/14/2016	7/14/2020	5.029%	$29,846	(7,442)	22,404	(6,031)	16,373
Siam Commercial Bank #2	11/29/2016	11/29/2020	8.98%	15,801	(2,165)	13,636	(3,120)	10,516

NOTE 7 – PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock.

On March 25, 2018, the Company with the authorization of the board of directors and the majority shareholder adopted a resolution to create 500,000 shares of Series A preferred stock. The Company then filed an amendment to its certificate of incorporation with the State of Delaware on May 10, 2018 to create a certificate of designation for 500,000 shares of Series A preferred stock with each share convertible into 1,000 shares of common stock and with voting rights of 1,000 votes for each share of Series A preferred stock.

On May 10, 2018, Manichan Khor, the wife of Andrew Khor Poh Kiang, the President, CEO and Chairman entered into a stock purchase agreement to purchase 500,000 shares of Series A preferred stock at par value for total proceeds of $50.

NOTE 8 – COMMON STOCK

The Company is authorized to issue 1,000,000,000 shares of $0.0001 par value common stock.

As part of the Agreement and Plan of Merger with Abina Co. Ltd. The Company issued 111,000,000 shares of common stock. In addition, Mr. Khor cancelled 1,000,000 shares of his common stock.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2016, directors of Abina had loaned the Company a total of $655,565. The funds were used to pay for general operating expenses. All loans are unsecured, non-interest bearing and due on demand. As of September 30, 2018, the balance due to was $1,196,484.

As September 30, 2018 and December 31, 2017, the Company owed Richard Chiang $990 for the redemption of 9,900,000 shares at par value, which had previously been issued to him in serving in director and officer capacities.

Since 2016 a related party has advanced the Company funds to pay for general operating expenses. The funds are unsecured, non-interest bearing and due on demand. As of September 30, 2018, and December 31, 2017, the balance due is $74,979 and $50,270, respectively.

NOTE 10– COMMITMENT

In April 2017 the Company entered into a two-year lease for its office facility in Chiang Rai, Thailand. The monthly rent obligation is approximately $963. Minimum required rental payments for 2018 and 2019 are approximately $11,556 and $2,889, respectively.

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The balance of related after-tax components comprising accumulated other comprehensive income included in stockholders’ equity were as follows at September 30:

	September 30, 2018	December 31, 2017
Accumulated other comprehensive loss, beginning of period	$(50,976)	$3,647
Change in cumulative translation adjustment	18,226	(54,623)
Accumulated other comprehensive loss	$(32,750)	$(50,976)

NOTE 12 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

Revenues

Sales revenue for the three months ended September 30, 2018, was $5,425, compared to $3,827 for the three months ended September 30, 2017, an increase of $1,598 or 41.7%. The increase in revenue was attributed to the sales of our 100th Year’s Café and souvenir shop in Golden Triangle, Chiang Rai, Thailand.

Cost of Goods Sold

Cost of revenue for the three months ended September 30, 2018, was $1,020, compared to $5,832 for the three months ended September 30, 2017. a decrease of $4,812 or 82.5%. The reduction was due to the limited new designs for our t-shirts and souvenirs that were purchased during the quarter.

Operating Expenses

General and administrative expense was $55,237 for the three months ended September 30, 2018, compared to $61,954 for the three months ended September 30, 2017, a decrease of $6,717 or 10.8%.

Rent expense was $2,730 for the three months ended September 30, 2018, compared to $2,056 for the three months ended September 30, 2017, a decrease of $674 or 32.7%.

Advertising and promotion expenses were $2,042 for the three months ended September 30, 2018, compared to $858 for the three months ended September 30, 2017, a decrease of $1,184 or 137.9%. Advertising and promotion expense consists of advertising in magazines and promotional product giveaways of t-shirts and other souvenirs.

 Other Income (Expenses)

Interest expense for the three months ended September 30, 2018, was $407, compared to $72 for the three months ended September 30, 2017.

Net Loss

Net loss for the three months ended September 30, 2018, was $56,011, compared to $66,945 for the three months ended September 30, 2017. Net loss has decreased due to the combination of an increase gross margin and decreased operating costs.

Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

Revenues

Sales revenue for the nine months ended September 30, 2018, was $9,020, compared to $67,112 for the nine months ended September 30, 2017, a decrease of $58,092. The decrease was attributed to the clearance of health foods of which $50,000 was being planned to be sold through our souvenir shops but was not approved by the Thai Government.

Cost of Goods Sold

Cost of revenue for the nine months ended September 30, 2018, was $6,206, compared to $53,758 for the nine months ended September 30, 2017. a decrease of $47,552. This decrease was due to the existing inventory held and limited new designs for our t-shirts and souvenirs that were purchased during the period.

Operating Expenses

General and administrative expense was $204,302 for the nine months ended September 30, 2018, compared to $191,421 for the nine months ended September 30, 2017, an increase of $12,881.

Rent expense was $10,270 for the nine months ended September 30, 2018, compared to $23,948 for the nine months ended September 30, 2017, a decrease of $13,678 or 57.1%.Rent expense decreased in the current period due to closing of the Bangkok office in 2017.

Advertising and promotion expenses were $10,435 for the nine months ended September 30, 2018, compared to $15,304 for the nine months ended September 30, 2017, a decrease of $4,869 or 31.8%. Advertising and promotion expense consists of advertising in magazines and promotional product giveaways of t-shirts and other souvenirs.

Other Income (Expenses)

Interest expense for the nine months ended September 30, 2018, was $2,162, compared to $777 for the nine months ended September 30, 2017. This increase was due to an adjustment made on January 1, 2018, on the interest which was anticipated to occur in 2017 but was carried forward into 2018.

Net Loss

Net loss for the nine months ended September 30, 2018, was $224,355, compared to $218,094 for the nine months ended September 30, 2017.

Liquidity

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of September 30, 2018, we had cash of $1,810 and total liabilities of $1,301,866. We used $292,475 of cash flows in operating activities for the nine months ended September 30, 2018. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, September 30, 2018. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2018, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
Lee Kok Keing Chief Financial Officer

Dated: November 13, 2018

