Form 10-K
period 2018-12-31
ANDES 7 INC.
filed 2019-06-06
CIK 1650205

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT UNDER THE SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-229065

ANDES 7 Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-4683655

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

424 Clay Street, Lower Level San Francisco, CA	94111

(Address of Principal Executive Offices)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ] Yes [X] No

Indicate by check mark if whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] Yes [X] No

Indicate by check mark if disclosure of delinquent ﬁlers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in deﬁnitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
[  ] Yes [X] No

The issuer’s common stock is not currently quoted on any market. The issuer therefore cannot estimate the aggregate market value of the issuer’s voting and non-voting common equity held as of June 30, 2018, the last day of the registrant’s most recently completed second fiscal quarter, by non-affiliates of the issuer. As of June 6, 2019, there were 120,100,000 shares of $0.0001 par value common stock issued and outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of ANDES 7 Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

 PART I

Item 1.   Description of Business.

The Company

ANDES 7 Inc. was incorporated in the State of Delaware on July 27, 2015. ANDES 7 Inc. was formed as a vehicle to pursue a business combination with an operating company that would have perceived benefits of becoming a publicly traded corporation. Abina Co. Ltd (“Abina”) was incorporated in Thailand on August 3, 2015 and has since then operated a diverse business involved in investments in hotels, resorts, and commercial property. The Company had directed its efforts by the end of 2015 to develop the tallest and largest flagpole in the world in the Chiang Saen District of Chiang Rai, Thailand with measurements of 42 meters in height and 63 meters in length. It was since awarded with the prestigious honor of being the largest flag in Thailand by the Guinness Book of World Records. The flag pole itself is pending development along with a park and concession area for tourists primarily from China.

Abina has secured the exclusive right and license with the local and state government of Thailand for the development of the “tallest flagpole and largest flag” in the world to be a landmark destination in Thailand and to attract, promote local and foreign tourism primarily from China. Having a long history of being ruled by kings, Abina believes that Thailand is a country deep rooted with patriotism and loyalty to their king and national flag. With this belief, under Abina’s license, the Thai government mandated that each citizen must purchase a flag and or souvenirs from the collection of ANDES 7 souvenirs. ANDES 7 intend to promote and sell its souvenir products and flags through souvenir shops and cafes in major cities throughout Thailand.

Following the merger, the Company is planning a full leisure and tourist destination in Chiang Rai, Thailand with agreements with the Thai government as its exclusive authorized merchandising, souvenir and collectables retailer for the Thai flag, and to offer religious merchandise, retail shops, cafes, and build other real estate projects. The Company is seeking to develop a fully integrated hotel and entertainment center in the Chiang Saen District of Chiang Rai, Thailand that will include souvenir shops, a hotel, office buildings, several malls, and a resort entertainment center catering to both local and foreign tourists primarily from China.

The Company seeks to acquire full rights and ownership in 126 hectares of land in the Chiang Saen District of Chiang Rai, Thailand within a Free Trade Zone designated area to develop a leisure and tourist destination designed for both local and foreign tourists. The Company believes that this area holds beneficial value based on the “One Belt, One Road” initiative or “OBOR”. Announced by the Chinese government in 2013, OBOR is a development strategy by the Chinese government which focuses on connectivity and cooperation between Europe, Africa, China and Southeast Asia. The OBOR initiative is designed to increase the flow of trade, aimed at building new infrastructure, and increasing cultural exchanges.

The project and acquisition costs are expected to cost over an estimated $6 million USD, while the construction of the flagpole, mall, office building complex, hotel, spiritual center and shops are expected to cost $120 million USD. As of the date of this Form 10-K, the Company has paid 5 million Thai Baht, or $159,000 in US dollars and owes a balance of 195 million Thai Baht, or $6,228,300 in US dollars (at today’s exchange rates) for the land in Chiang Rai, Thailand and received another extension for the amount due by December 15, 2019.The Company seeks to develop a destination site for locals and foreign tourists by establishing a “100 Years Café” coffee shop and souvenir shops that celebrate over 100 years of the Thai flag.

The Company has secured an exclusive license by the government of Thailand to promote, market, and sell souvenirs and collectable products based on the Thai largest flag in Chiang Rai, Thailand. Currently, the Company has created the flag portion of the tallest flagpole and largest flag project but not the flagpole itself. The flagpole is currently under production by an American company and expected to be delivered by 2019. The flag portion measuring 42 meters in height and 63 meters in length was given honors and recognition by the Guinness Book of World Records on November 30, 2016.

The Project

The Company seeks to acquire full rights and ownership in 126 hectares of land in the Chiang Saen District of Chiang Rai, Thailand within a Free Trade Zone designated area to develop a leisure and tourist destination designed for both local and foreign tourists. The Company believes that this area holds beneficial value based on the “One Belt, One Road” initiative or “OBOR”. Announced by the Chinese government in 2013, OBOR is a development strategy by the Chinese government which focuses on connectivity and cooperation between Europe, Africa, China and Southeast Asia. The OBOR initiative is designed to increase the flow of trade, aimed at building new infrastructure, and increasing cultural exchanges.

The project and acquisition costs are expected to cost over an estimated $6 million USD, while the construction of the flagpole, mall, office building complex, hotel, spiritual center and shops are expected to cost $120 million USD. As of the date of this Form 10-K, the Company has paid 5 million Thai Baht, or $159,000 in US dollars and owes a balance of 195 million Thai Baht, or $6,228,300 in US dollars (at today’s exchange rates) for the land in Chiang Rai, Thailand and received another extension for the amount due by December 15, 2019.The Company seeks to develop a destination site for locals and foreign tourists by establishing a “100 Years Café” coffee shop and souvenir shops that celebrate over 100 years of the Thai flag.

The Company has secured an exclusive license by the government of Thailand to promote, market, and sell souvenirs and collectable products based on the Thai largest flag in Chiang Rai, Thailand. Currently, the Company has created the flag portion of the tallest flagpole and largest flag project but not the flagpole itself. The flagpole is currently underproduction by an American company and expected to be delivered by 2019. The flag portion measuring 42 meters in height and 63 meters in length was given honors and recognition by the Guinness Book of World Records on November 30, 2016.

The Area

The Company is seeking to fully acquire and develop 126 hectares of land in the Chiang Saen District of Chiang Rai, Thailand. Chiang Rai is located in northern Thailand near the borders of Laos and Myanmar (formerly Burma). The area is known as a cultural center with attractions and parks with night bazaar markets and many Buddhist temples. In previous years, Chiang Rai has been known as the “Golden Triangle” which it is still called. The Golden Triangle is the area which meaning comes from the proximity to Laos, Myanmar and Thailand.

(Project land site view from road)

(View of project and surrounding land area)

(Map of project site and proximity to the Mekong River)

Other notable tourist attractions in the area are royal temples that once housed the Emerald Buddha, a jade structure which was replaced with a replica. There are also 100 Khmer (Cambodian) style pillars and temples. In addition, there are historic museums and cultural parks in the area.

The Thai Flag

The Company had directed its efforts by the end of 2015 to develop the tallest and largest flagpole in the world in the Chiang Saen District of Chiang Rai, Thailand. It was since awarded with the prestigious honor of being the largest flag in Thailand by the Guinness Book of World Records. The flag pole itself is pending development along with a park and concession area for tourists primarily from China.

The flag of Thailand plays a significant role in the Company’s plans to expand its business plan. The flag of Thailand has been the same without change from September 28, 1917 to present, or for over 100 years. To celebrate this fact, the Company has merchandise with the “100 Years” labeling on t-shirts, banners, flags, and other collectables. The people of Thailand are strongly supportive and proud of their country and flag. The national flag is seen on display in many places within the country. The colors of the flag represent three important items to the Thai people, red is said to represent the people and the blood which was shed to keep the country independent, the white represents religion or the purity of Buddhism and the blue represents the monarchy in Thailand.

(ANDES 7 produced the largest Flag in Thailand in connection with the 100 Year’s Anniversary of the flag)

The Tourism Industry

According to the World Travel & Tourism Council, 20.6% of the GDP, (or $82.5 billion USD) of Thailand in 2016 was from tourism. The World Travel & Tourism Council anticipates that by 2027, 31.7% (or $169.9 billion USD) of GDP will be from tourism. The majority of tourists are from other South East Asian countries or ASEAN (Association of South East Nations), followed by China and Europe. The Company believes that with new infrastructure being commissioned and built by both the Thai government and China through its OBOR initiative, is likely to have an impact on tourism in Thailand. In early 2018, the Thai government approved a high speed rail project that would connect major cities in southern Thailand to the north. According to Reuters, in 2016, Thailand had 33 million foreign tourists visiting Thailand, and Bangkok in particular with Chinese tourists comprising over 26% of that figure. Additionally, according to Mastercard Index of Global Destination Cities, in 2016, Bangkok was the world’s top destination beating 132 cities worldwide, such as London, Paris and Dubai. Thailand earned $71.4 billion in 2017 from tourist revenue which was higher by 11% percent from 2015. The Tourism Authority of Thailand attributes the increase in travel to Thailand to the increased demand from short haul markets during school holidays, heavy interest from the China market, and continued development of long haul markets in Europe, the United States and Russia.

Employees

As of the date of this Form 10-K annual report, ANDES 7 Inc. employed a staff of 6 people of which are in management and administration located at 333, Village 6, Amphur Wiang, Chiang Rai, Thailand 57150. The Company considers its relationship with its employees to be favorable.

Facilities and Logistics

The Company maintains a virtual office in San Francisco, California, in the United States at 424 Clay Street, Lower Level, San Francisco, CA 94111. Its headquarters are located at 333, Village 6, Amphur Wiang, Chiang Rai, Thailand.

Location	Address	Size
San Francisco, California	424 Clay Street, Lower Level	n/a (virtual office)
San Francisco, CA 94111
Chiang Rai, Thailand	333, Village 6, Amphur Wiang	16,000 square meters
Chiang Rai, Thailand 57150

Involvement in Certain Legal Proceedings

None of our officers or directors, promoters or control persons have been involved in the past ten years of any of the following:

(1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2) Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Patents

The Company has no patents and no intentions at this time to apply for any patents. The Company however, may choose to file for trademarks upon development of its project in the Chiang Saen District of Chiang Raito to protect its intellectual property.

Item 1A. Risk Factors.

Risk Factors

An investment in our Common Stock is highly speculative in nature, involves a high degree of risk, and is suitable only for persons who can afford to risk the loss of the entire amount invested. Before purchasing any of these securities, you should carefully consider the following factors relating to our business and prospects. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the eventual trading price of our Common Stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

Our business is intensely competitive and our revenues are unpredictable as a small company.

We are a relatively new business having launched in 2015. We have derived our revenues from selling souvenirs, collectables and flag merchandise since our inception. We plan on acquiring land in northern Thailand and have signed agreements along with initial payment for the land but have not yet acquired full rights to the land. We compete with numerous entities that sell souvenirs in Thailand; however, we hold an exclusive right and license by the government of Thailand to sell souvenirs and collectables based on the “Largest Flag” of Thailand project.

We are subject to the risk that certain key personnel, including key employees named below, on whom we depend, in part, for our operations, will cease to be involved with us.  The loss of any these individuals would adversely affect our financial condition and the results of our operations.

We are dependent on the experience, knowledge, skill and expertise of our President and CEO Andrew Khor Poh Kiang. We are also in large part dependent on current CFO, Lee Kok Keing. The loss of any of the key personnel listed above could materially and adversely affect our future business efforts. Our success depends in substantial part upon the services, efforts and abilities of Andrew Khor Poh Kiang, our Chairman and Chief Executive Officer, due to his experience, history and knowledge of the leisure and real estate industry in South East Asia and his overall insight into our business direction. The loss or our failure to retain Mr. Khor, or to attract and retain additional qualified personnel, could adversely affect our operations.  We do not currently carry key-man life insurance on Mr. Khor or any of our officers and have no present plans to obtain this insurance.  See “Management.”

The lack of public company experience of our management team may put us at a competitive disadvantage.

As a company with a class of securities registered under the Exchange Act, we are subject to reporting and other legal, accounting, corporate governance, and regulatory requirements imposed by the Exchange Act and rules and regulations promulgated under the Exchange Act.  Our President, Chairman and CEO has no public company experience and under the Federal securities laws of the United States and rules and regulations of the U.S. Securities and Exchange Commission, which could impair our ability to comply with these legal, accounting, and regulatory requirements.  Such responsibilities include complying with Federal securities laws and making required disclosures on a timely basis.  Our senior management may not be able to implement and effect programs and policies in an effective and timely manner that adequately responds to such increased legal and regulatory compliance and reporting requirements. Our failure to do so could lead to the imposition of fines and penalties and further result in the deterioration of our business.

The loss of any of our executive officers could adversely affect our business.

We depend to a large extent on the efforts and continued employment of our executive officers, two of these officers are employed at other companies, and their other responsibilities could take precedence over their duties to us. The time Lee Kok Keing plans to devote to our business will primarily be based upon the financial accounting duties as CFO. We do not carry key man life insurance on any of our executive officers.

We are seeking additional funding to acquire full rights and ownership to land in Chiang Rai, Thailand. We cannot make any assurances that we will be successful in raising the required funds to execute our business plan.

We are seeking to acquire 126 hectares of land in the Chiang Saen District of Chiang Rai, Thailand, within a Free Trade Zone designated area to develop a leisure and tourist destination designed for both local and foreign tourists. The land acquisition costs are expected to cost over an estimated $6 million USD, while the construction of the flagpole, mall, office building complex, hotel, spiritual center and shops are expected to cost $120 million USD. As of the date of this Current Report, the Company has paid 5 million Thai Baht, or $159,000 in US dollars and owes a balance of 195 million Thai Baht, or $6,228,300 in US dollars (at today’s exchange rates) for the land in Chiang Rai, Thailand due by December 15, 2018. We cannot make any assurances that we will be successful with our capital raising plans to execute our business plan. We have already extended our financial commitment by one year in late 2017 and may not be able to further extend this commitment, and if we do, may not be able to do so with favorable terms.

If we are successful in acquiring full rights to our proposed land, competition from other real estate or related leisure companies could result in a decrease our business and a decrease in our financial performance.

Once engaged in our operations, we will operate in the highly competitive industry. Many of our potential competitors will likely include larger multinational companies, domestic real estate companies with multiple leisure projects, hotels and attractions have existed longer and have larger customer bases, greater brand recognition and significantly greater financial, marketing, personnel, technical and other resources than we do. In addition, many of these competitors may be able to devote significantly greater resources to:

•                        research and development of new projects

•                        attracting and retaining key employees;

•                        maintaining a large budget for marketing and promotional expenses

Our business plan relies on certain actions and events to occur that we have no control over.

We are completely dependent on the continued actions and events from parties we have no control over. Our business plan relies heavily on the condition that China continues to move forward implementing its OBOR initiative and brings additional roads and highways through Thailand. In addition, we are also relying on the Thai government to continue to build out its own domestic high speed rail network to bring additional tourists to northern Thailand. We have no influence, power or ability to determine if these projects by the Chinese government or the Thai government will continue or be successful. If these projects are not completed and do not produce the desired results, our business plan may not be fully implemented and we will likely experience adverse results.

Our management does not presently draw an annual salary or bonus.

Our management has not taken an annual salary or bonus for work provided towards the Company’s effort to develop its business plan. We plan to initiate reasonable salary and bonuses for our officers and directors in the future when our financial conditions improve and we make successful milestones towards our business plan.

Risks Related To Us Doing Business in Thailand

The risk of corruption in Thailand is high.

Our operations are located in Thailand and we have open communications and a favorable working relationship with the Thai government, however, risk of government corruption in Thailand is high. While Thailand has the legal framework and range of institutions to counter corruption, companies may regularly encounter bribery or other corrupt practices. Public services, land administration, the judicial system, tax administration, customs administration, public procurement, and natural resources are main points of government corruption. According to Transparency International, Thailand ranks 96 up from 101 in 2017 in its annual corruption index. Thailand improved its ranking as determined by its progress towards democracy and market freedom. We cannot assure you that we will not encounter corrupt practices in our dealings with the government and if we are met with disruption, our legal recourse may be limited against the government.

All of our revenues come from operations in Thailand which may affect financial results in U.S. dollar terms and could negatively impact our financial results.

All of our revenues come from Thailand and we are paid in Thai Baht. We expect this to continue as we execute our business plan to develop land in Thailand. We have no system in place to combat currency risk and may be affected negatively if the Thai Baht experiences any dramatic currency movements.

Contract drafting, interpretation and enforcement in Thailand involve significant uncertainty.

We have entered into numerous contracts governed by Thailand law, many of which are material to our business. As compared with contracts in the United States, contracts governed by Thai law tend to contain less detail and are not as comprehensive in defining contracting parties’ rights and obligations. As a result, contracts in Thailand are more vulnerable to disputes and legal challenges. In addition, contract interpretation and enforcement in Thailand is not as developed as in the United States, and the result of any contract dispute is subject to significant uncertainties.

Therefore, we cannot assure you that we will not be subject to disputes under our material contracts, and if such disputes arise, we cannot assure you that we will prevail.

RISKS RELATED TO OUR COMMON STOCK

 We are an “emerging growth company” and we have elected to comply with certain reduced reporting and disclosure requirements which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”). For as long as we continue to be an emerging growth company, we have elected to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in this prospectus and our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in this prospectus. As a result of these reduced reporting and disclosure requirements our financial statements may not be comparable to SEC registrants not classified as emerging growth companies. We may be an emerging growth company for up to five years following the first sale of our equity securities in a public offering, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would immediately cease to be an emerging growth company. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company” as defined in the JOBS Act.  We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other SEC registrants that are not emerging growth companies.

Investors may find our common stock less attractive as a result of our election to utilize these exemptions, which could result in a less active trading market for our common stock and/or the market price of our common stock may be more volatile.

Our stock price may be volatile or may decline regardless of our operating performance and the price of our common stock may fluctuate significantly.

If and when our shares begin trading, the market price of our shares is likely to be volatile, in part because our shares have not been traded publicly. Additionally, the market price for our shares may fluctuate significantly in response to a number of factors, most of which are beyond our control, including:

•	Competition from other projects that may be similar to ours

•	Changes in government regulations in Thailand

•	The economic outlook for the tourism industry in Thailand

•	Changes in key management

•	Actions and announcements by us or our competitors

•	Changes in our operating performance and market valuation for other similar companies

•	Investor’s perceptions of our prospects and the prospects of the Thai tourist industry

•	The public’s response to press releases by us or other similar companies, including our filings with the SEC

•	Financial guidance to the extent we offer such

•	Changes in financial statements or ratings by independent third party securities analysts

•	The development of our stock over time

•	Future sales of our common stock by our officers, directors or significant stockholders

•	Changes in accounting principles affecting our financial reporting

These and other unknown factors may lower the market price for our common stock, regardless of our actual operating performance. The stock markets and trading facilities, including the OTC Bulletin Board have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities in many companies. In the past, stockholders of some companies have instituted securities class action litigation following periods of intense market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business operations.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our company, our stock price and trading volume could suffer.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the trading price for our common stock would be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of the analysts who cover us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price and trading volume to decline.

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in Thailand based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

All of our current operations are conducted in Thailand. Andrew Khor Poh Kiang, our President, Chief Executive Officer and Chairman of the Board is a Malay citizen residing in Thailand, his wife, Manichan Khor is a Thai citizen. As a result, it may not be possible to effect service of process within the United States or elsewhere outside Thailand upon these persons. In addition, uncertainty exists as to whether the courts of Thailand would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in Thailand against us or such persons predicated upon the securities laws of the United States or any state thereof.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

As a public company, we will be required to evaluate our internal controls over financial reporting. We may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.

Andrew Khor Poh Kiang, who serves as our President, CEO and Chairman and his wife, Manichan Khor control the majority of our company and holds additional control through Series A convertible preferred stock.

Mr. Khor and his wife, Manichan Khor are mutual beneficial owners of the majority of ANDES 7 Inc. Through their majority ownership, they are entitled to vote and exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market price.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.   Description of Property.

The Company maintains a virtual office in San Francisco, California, in the United States at 424 Clay Street, Lower Level, San Francisco, CA 94111. Its headquarters are located at 333, Village 6, Amphur Wiang, Chiang Rai, Thailand.

Location	Address	Size
San Francisco, California	424 Clay Street, Lower Level	n/a (virtual office)
San Francisco, CA 94111
Chiang Rai, Thailand	333, Village 6, Amphur Wiang	16,000 square meters
Chiang Rai, Thailand 57150

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

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 1,000,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”) as amended. The Common Stock is not listed on a publicly-traded market or exchange. As of December 31, 2018, there were 4 holders of record of the Common Stock.

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

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations for the Year Ended December 31, 2018, compared to the Year Ended December 31, 2017

Revenues

Sales revenue for the year ended December 31, 2018, was $10,833, compared to $94,761 for the year ended December 31, 2017, a decrease of $83,928. The decrease was attributed to the clearance of health foods of which $50,000 was being planned to be sold through our souvenir shops but was not approved by the Thai Government.

Cost of Goods Sold

Cost of revenue for the year ended December 31, 2018, was $7,246, compared to $32,211 for the year ended December 31, 2017, a decrease of $24,965. This decrease was due to the existing inventory held and limited new designs for our t-shirts and souvenirs that were purchased during the period.

Operating Expenses

General and administrative expense was $220,962 for the year ended December 31, 2018, compared to $296,762 for the year ended December 31, 2017, a decrease of $75,800.

Rent expense was $13,002 for the year ended December 31, 2018, compared to $26,843 for the year ended December 31, 2017, a decrease of $13,841. Rent expense decreased in the current period due to closing of the Bangkok office in 2017.

Advertising and promotion expenses were $12,233 for the year ended December 31, 2018, compared to $11,126 for the year ended December 31, 2017, an increase of $1,107. Advertising and promotion expense consists of advertising in magazines and promotional product giveaways of t-shirts and other souvenirs.

Professional fees were $12,600 for the year ended December 31, 2018, compared to $0 for year ended December 31, 2017, an increase of $12,600.

Other Income (Expenses)

Interest income for the year ended December 31, 2018, was $2, compared to $8 for the year ended December 31, 2017.

Interest expense for the year ended December 31, 2018, was $2,566, compared to $784 for the year ended December 31, 2017. This increase was due to an adjustment made on January 1, 2018, on the interest which was anticipated to occur in 2017 but was carried forward into 2018.

Net Loss

Net loss for the year ended December 31, 2018, was $257,774, compared to $272,957 for the year ended December 31, 2017.

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

Item 8.   Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of ANDES7, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ANDES7, Inc. (the "Company") as of December 31, 2018, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

June 5, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Andes 7, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Andes 7, Inc. and Subsidiary (the “Company”) as of December 31, 2017 and the related statements of operations, shareholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

ANDES 7, INC. and Subsidiary
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2018	2017

ASSETS

Current assets:
Cash	$2,216	$59,935
Accounts receivable	618	3,592
Inventory	81,279	66,328
Other current assets	3,323	1,936
Total current assets	87,436	131,791
Office deposit	8,042	8,343
Deposit – land contract	271,110	166,143
Construction in progress	20,646	21,420
Property and equipment, net	245,313	259,674
Total assets	$632,547	$587,371

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$6,751	$4,429
Due to a related party	43,720	50,270
Loans from director	1,236,719	931,449
Loans payable, current portion	10,396	10,927
Total current liabilities	1,297,586	997,075

Long term liabilities:
Loans payable, non-current	13,538	25,113
Total liabilities	1,311,124	1,022,188

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 500,000 and 0 shares issued and outstanding, respectively	50	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 120,100,000 and 10,100,000 shares issued and outstanding, respectively	12,010	1,010
Additional paid in capital	238,044	249,044
Accumulated deficit	(891,669)	(633,895)
Accumulated other comprehensive loss	(37,012)	(50,976)
Total stockholders’ deficit	(678,577)	(434,817)

Total liabilities and stockholders’ deficit	$632,547	$587,371

The accompanying notes are an integral part of these audited consolidated financial statements.

ANDES 7, INC. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended December 31,
	2018	2017
Revenue	$10,833	$94,761
Cost of revenue	7,246	32,211
Gross Margin	3,587	62,550

Operating expenses:
General and administrative	220,962	296,762
Rent expense	13,002	26,843
Advertising and promotion	12,233	11,126
Professional fees	12,600	—
Total operating expenses	258,797	334,731
Loss from operations	(255,210)	(272,181)
Other income (expense):
Interest income	2	8
Interest expense	(2,566)	(784)
Total other income (expense)	(2,564)	(776)
Loss before income taxes	(257,774)	(272,957)

Provision for income taxes	—	—
Net loss	$(257,774)	$(272,957)

Other comprehensive income (loss):
Foreign currency translation adjustment	13,964	(54,623)
Comprehensive loss	$(243,810)	$(327,580)

Loss per share basic & diluted	$(0.00)	$(0.03)

Weighted average outstanding shares, basic & diluted	64,949,315	10,100,000

The accompanying notes are an integral part of these audited consolidated financial statements

ANDES 7, INC. and Subsidiary
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE TWO YEARS ENDED DECEMBER 31, 2018 AND 2017
	Preferred Stock		Common Stock		Additional paid	Subscriptions	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	in capital	Receivable	Deficit	Income	Total
Balance, December 31, 2016	—	—	10,100,000	$1,010	$84,543	$(1,000)	$(360,938)	$3,647	$(272,738)
Stock subscription received	—	—	—	—	—	1,000	—	—	1,000
Foreign currency translation adjustment	—	—	—	—	—	—	—	(54,623)	(54,623)
Merger acquisition	—	—	—	—	164,501	—	—	—	164,501
Net loss for the year ended December 31, 2017	—	—	—	—	—	—	(272,957)	—	(272,957)
Balance, December 31, 2017	—	—	10,100,000	$1,010	$249,044	$—	$(633,895)	$(50,976)	$(434,817)
Preferred stock issued	500,000	50	—	—	—	—	—	—	50
Shares cancelled under merger plan with Abina	—	—	(1,000,000)	(100)	—	—	—	—	(100)
Shares issued under merger plan with Abina			111,000,000	11,100	(11,000)	—	—	—	100
Foreign currency translation adjustment	—	—	—	—	—	—	—	13,964	13,964
Net loss for the year ended December 31, 2018	—	—	—	—	—	—	(257,774)	—	(257,774)
Balance, December 31, 2018	500,000	50	120,100,000	$12,010	$238,044	$—	$(891,669)	$(37,012)	$(678,577)

The accompanying notes are an integral part of these audited consolidated financial statements

ANDES 7, INC. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(257,774)	$(272,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	27,745	30,790
Preferred stock issued	50	—
Changes in operating assets and liabilities:
Accounts receivable	2,974	(3,592)
Inventory	(14,951)	(972)
Advanced payments	—	(26,578)
Other assets	(1,086)	(739)
Accounts payable and accrued liabilities	2,322	1,108
Deposits	(104,967)	—
Net cash used in operating activities	(345,687)	(272,940)
Cash flows from investing activities:
Construction in progress	774	(18,211)
Purchase of property and equipment	(13,384)	(46,213)
Net cash used in investing activities	(12,610)	(64,424)

Cash flows from financing activities:
Proceeds from related party debt	(6,550)	—
Proceeds from the sale of stock	—	214,781
Net proceeds from Director loans	305,270	275,884
Net proceeds (payments) from loans	(12,106)	(6,633)
Net cash provided by financing activities	286,614	484,032

Net change in cash	(71,683)	146,668

Effects of currency translation on cash	13,964	(88,505)
Cash, beginning of year	59,935	1,772

Cash, end of year	$2,216	$59,935

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these audited consolidated financial statements

ANDES 7, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

(AUDITED)

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Andes 7 Acquisition Corp and Abina Co, Ltd. All financial information has been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated.

Translation Adjustment

For the periods ended December 31, 2018 and 2017, the accounts of the Company were maintained, and its financial statements were expressed, in BAHT.  Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification (ASC 830), with the BAHT as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital.  Transaction gains and losses are reflected in the income statement.

Comprehensive Income/(Loss)

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the period ended December 31, 2018 and 2017 is included in the statement of operations as a foreign currency translation adjustment.

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

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accounts payable approximate their fair value because of the short maturity of those instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring basis. The Company’s property and equipment is subject to measurement on a non-recurring basis. No fair value adjustments are included in the financial statements.

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty in income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

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

In 2016 the Company incurred $79,744 of construction related costs of which approximately $68,000 was for the building of the café and the remaining balance of almost $12,000 primarily consisted of land and site development costs. As of December 31, 2018, the balance in the construction in progress account has increased to $20,646.

NOTE 5 – PROPERTY AND EQUIPMENT

The Company’s property and equipment primarily consists of office furniture and equipment and it is being depreciated using the straight-line method over a period of five years.

	2018	2017
Office Equipment	$59,819	$55,002
Accounting Software	766	794
Flag Costs	30,192	31,323
Vehicles	85,761	88,975
Buildings and land costs	141,499	130,269
Total property & equipment	318,037	306,363
Less accumulated depreciation	(72,724)	(46,689)
Property & equipment, net	$245,313	$259,674

Depreciation expense for the years ended December 31, 2018 and 2017 totaled $27,745 and $30,790, respectively.

NOTE 6 – LOANS PAYABLE

The Company has entered into two financing agreements for its vehicles used in the business. The following is a summary of these loans payable as of December 31, 2018:

Loan	Issue Date	Maturity Date	Interest Rate	Beginning Balance	Payments	Balance 12/31/17	Payments	Balance 12/31/18
Siam Commercial Bank #1	7/14/2016	7/14/2020	5.029%	$29,846	(7,442)	22,404	(7,966)	14,438
Siam Commercial Bank #2	11/29/2016	11/29/2020	8.98%	15,801	(2,165)	13,636	(4,140)	9,496

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

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2016, directors of Abina had loaned the Company a total of $655,565. The funds were used to pay for general operating expenses. All loans are unsecured, non-interest bearing and due on demand. As of December 31, 2018, the balance due is $1,236,719.

As December 31, 2018 and December 31, 2017, the Company owed Richard Chiang $990 for the redemption of 9,900,000 shares at par value, which had previously been issued to him in serving in director and officer capacities.

Since 2016 a related party has advanced the Company funds to pay for general operating expenses. The funds are unsecured, non-interest bearing and due on demand. As of December 31, 2018, and December 31, 2017, the balance due is $43,720 and $50,270, respectively.

NOTE 10 – COMMITMENT

In April 2017 the Company entered into a two-year lease for its office facility in Chiang Rai, Thailand. The monthly rent obligation is approximately $963. Minimum required rental payments for 2018 and 2019 are approximately $11,556 and $2,889, respectively.

NOTE 11 – INCOME TAXES

The Company operates in Thailand and has no activities in the United States. Pursuant to the income tax laws of Thailand, the statutory income tax rate is 15% for taxable income of approximately $85,000 or less and 20% for taxable income in excess of $85,000. The Company utilizes a 20% income tax rate for purposes of estimating its tax valuation allowance.

The provision for Federal income tax consists of the following for the years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Federal income tax benefit attributable to:
Current Operations	$54,133	$57,321
Less: valuation allowance	(54,133)	(57,321)
Net provision for Federal income taxes	$—	$—

Net deferred tax assets consist of the following components as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Unused tax loss brought forward	$(633,895)	$(360,938)
Loss for the year	(257,774)	(272,957)
Expenses not deductible for tax	—	—
Total net operating loss carry forwards	$(891,669)	$(633,895)
Effective tax rate	21%	21%
Unrecognized deferred tax asset carried forward	$187,250	$133,118
Less: valuation allowances	(187,250)	(133,118)
Deferred income tax benefit, net of valuation allowance	$—	$—

The Company has not recognized a deferred tax asset in these financial statements as it is not more-likely-than-not that the future taxable profit against which loss can be utilized will be realized.  Accordingly, a 100% valuation allowance has been made.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

For the year ended
December 31, 2018
Statutory Federal Income Tax Rate	21%
Nontaxable permanent differences	—
Change in valuation allowance	(21%)
Income tax provision	—

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties in general and administrative expenses in the statement of operations.  For the period ended December 31, 2018 and 2017, the Company had no related interest and penalties expenses. Currently, the Company is not undergoing examination by major tax jurisdictions, but the tax authority in Thailand has the right to examine the Company’s 2018 and 2017 income tax return.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The balance of related after-tax components comprising accumulated other comprehensive income included in stockholders’ equity were as follows at December 31:

	December 31, 2018	December 31, 2017
Accumulated other comprehensive loss, beginning of period	$(50,976)	$3,647
Change in cumulative translation adjustment	13,964	(54,623)
Accumulated other comprehensive loss	$(37,012)	$(50,976)

NOTE 13 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On December 7, 2018, the Company dismissed its auditor, De Leon & Company, P.A. There were no disagreements or any matter of accounting principles or practices, financial statement disclosure, or procedure that led to its dismissal. On the same day, the Company engaged BF Borgers CPA PC as its new independent principal accountant.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, December 31, 2018. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). As a result of this assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2019: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2018 have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

A. Identification of Directors and Officers.

The current officers and directors will serve for one year or until their respective successors are elected and qualified. Neither the Company, its property, nor any of its directors or officers is a party to any pending legal proceeding, nor have they been subject to a bankruptcy petition filed against them.  None of its officers or directors have been convicted in, nor is subject to, any criminal proceeding.

Certain officers ages were in error in our prior filings due to cultural tradition on age recording.

The names and ages of the directors and executive officers of the Company and their positions with the Company are as follows:

Name	Age	Position
Executive Officers
Andrew Khor Poh Kiang	52	President, Chief Executive Officer, Chairman
Lee Kok Keing	57	Chief Financial Officer
Choon Moh Khor	60	Chief Operations Officer
Jannie Gui Honey	48	Secretary
Dr. Ng Mooi Eng	52	Treasurer

Officers and Directors

Andrew Khor Poh Kiang –President, Chief Executive Officer and Chairman: From 2000 to 2002, Mr. Khor was the assistant to Consul General Mr. Wan Jaafar Wan Noor from the Ministry of Foreign Affairs, Malaysia in Thailand. From 2002 to 2006, Mr. Khor was managing SAG Group Company Limited in Thailand, a mining company he controlled that supplied iron ore to China. From 2006 to present, Mr. Khor has been involved in the High Technology area through " The Super Conductivity Maglev System " of Japan Flagship Group " or known as FSG, as its South East Asia Representative, dealing with local governments in South East Asia for the " HIGH SPEED SURFACE TRAIN  " and also appointed by STAR CRUISES, Berjaya Group and TanjungRhu Resorts as human resources trainer in hospitality and residential property development. Mr. Khor is the President of Abina Asean Co., Ltd. Mr. Khor holds a Masters of Business Administration from ICS Singapore.

Lee Kok Keing --Chief Financial Officer: Mr. Lee began his career in banking and finance with RHB Bank Berhad from 1979 to 2006, he held various positions and served as branch manager for a few years. From 2006 to 2015, he joined RHB Investment Bank Berhad (formerly OSK Investment Bank) and served in several executive positions as head of branch.

Choon Moh Khor --Chief Operations Officer: Mr. Khor began his career as a machine operator for a plastics company in 1978 and has 40 years experience in customer network operations, marketing, brand building, and general management. Over the course of his experience, he has worked in various positions for companies such as Toyo Ink Sdn. Bhd., Kwong Lee Hang Sdn. Bhd, PEC Engineering Sdn. Bhd, British-American Insurance, Automobile Rust Hunter Sdn. Bhd, Pearl Jojoba Sdn. Bhd, Cyber-Trend Marketing Sdn. Bhd,andYzon Distribution & Marketing Sdn. Bhd.

Jannie Gui Honey --Secretary: Ms. Gui was employed by NBE Construction SdnBhd for 27 years as an Accounts Clerk; she worked as Sales Manager for VanhodenSdnBhd from 2005 to 2010 and as its Operating Manager from 2010 to 2014. Most recently, she has held the position of Secretary for Abina Company Limited from 2015 to present.

Dr. Ng Mooi Eng—Treasurer: Dr. Ng has 25 years experience in business managing branding and franchising of women's wear apparel for V-Up Advance Sdn Bhd. Dr. Eng holds a master’s and doctorate in business administration from Ansted University.

B. Significant Employees.

As of the date hereof, the Company has no significant employees.

C. Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers. Our largest shareholder Manichan Khor and shareholder of our Series A Preferred stock is the wife of our President, Chief Executive Officer and Chairman, Andrew Khor Poh Kiang, she is not a director and holds no executive positions at the Company.

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

Item 11.   Executive Compensation.

Our President and Chief Executive Officer and Chief Financial Officer have not taken compensation for their services. Any compensation arrangement for our officers and directors will be approved and ratified by our Board of Directors. It is not anticipated at this date that our officers and directors will be compensated for serving in their positions.

The Company has no stock option, retirement, pension, or profit sharing programs for the benefit of directors, officers or other employees, but our officers and directors may recommend adoption of one or more such programs in the future.

We have no employment agreements with our officers, although we may enter into such agreements following our receipt of additional capital.

The Company does not have a standing compensation committee, audit committee, nomination committee, or committees performing similar functions.  We anticipate that we will form such committees of the Board of Directors once we have a full Board of Directors.

The following table summarizes the compensation paid to our President and Chief Executive Officer and Chief Financial Officer, (collectively, the “Named Executive Officers”) during or with respect to the fiscal year ended December 31, 2018 and December 31, 2017.

Summary Compensation Table

Name and principal position	Year	Salary	Bonus	Non-Equity Incentive Plan (1)	All other compensation (2)	Total
Andrew Khor Poh Kiang (1)	2018	-	-	-	-	-
President, CEO and Chairman	2017	-	-	-	-	-
Lee Kok Keing (2)	2018	-	-	-	-	-
CFO	2017	-	-	-	-	-

(1) Mr. Khor became our President and Chief Executive Officer on February 12, 2016, in connection with the change in control of our company from our former control shareholder. Mr. Khor did not receive any compensation with respect to the years ended December 31, 2018 and December 31, 2017. Mr. Khor is not currently being paid an annual salary for serving as our President, Chief Executive Officer and Chairman. He will be eligible for additional bonus compensation, to be determined by the Board of Directors.

(2) Mr. Lee became our Chief Financial Officer and Secretary on February 12, 2016. Mr. Lee is not currently being paid an annual salary for serving as Chief Financial Officer. He will be eligible for additional bonus compensation, to be determined by the Board of Directors.

Director Compensation

We currently have one director, our President, Chief Executive Officer and Chairman, Andrew Khor Poh Kiang. We not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date of this Current Report, there were 120,100,000 shares of common stock issued and outstanding.  The following table sets forth certain information regarding the beneficial ownership of the outstanding shares as of the date of this Report, (i) each of our executive officers and directors; and (ii) all of our executive officers and directors as a group.

Except as otherwise indicated, each such person has investment and voting power with respect to such shares, subject to community property laws where applicable.   The address of all individuals for whom an address is not otherwise indicated is 333, Village 6, Amphur Wiang, Chiang Rai, Thailand 57150.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Andrew Khor Poh Kiang	Common Stock	54,390,000	45%
All Directors and Officers as a group, 1 person
Manichan Khor(3)	Common Stock	55,500,000	46%
Tantida Sae-Tang	Common Stock	1,110,000	*
Abina Asean, Co. Ltd. (Republic of Seychelles)	Common Stock	8,000,000	7%
Dr. Ir. HM ItocTochija	Common Stock	1,000,000	*
Tech Associates, Inc.(2)	Common Stock	100,000	*
Manichan Khor	Series A Preferred	500,000	100%

 *Denotes less than 5%.

(1) The above table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable. Unless otherwise indicated, beneficial ownership is determined in accordance with the Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, and includes voting or investment power with respect to the shares beneficially owned. Applicable percentages are based upon 120,100,000 shares of common stock outstanding as of the date of this filing.

(2) The address for Tech Associates Inc. is 650 California Street, 7th Floor, San Francisco, CA 94108.

(3) Manichan Khor is the wife of our President, CEO and Chairman, Andrew Khor Poh Kiang, and both share mutual beneficial ownership of their shares.

Item 13. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence

None.

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by De Leon & Co, P.A. for professional services rendered during the years ended December 31, 2018 and 2017:

Service	2018	2017
Audit Fees	$38,400	$10,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$38,400	$10,500

1)	Audit Fees consist of fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements.

2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” This category includes fees related to due diligence services pertaining to potential business acquisitions/disposition; and consultation regarding accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standard or interpretation by the SEC, FASB or other regulatory or standard-setting bodies as well as general assistance with implementation of the requirements of SEC rules or listing standards promulgated pursuant to the Sarbanes-Oxley Act of 2002.

3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance, planning and advice.

4)	All Other Fees consist of fees for products and services other than the services reported above.

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

Audit Fees

The aggregate fees incurred during the years ended December 31, 2018 and 2017 for professional services rendered by the independent registered public accounting firm for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were $38,400 and $10,500, respectively.

Audit Related Fees

None

Tax Fees

There were no fees billed by De Leon & Co, P.A.or BF Borgers CPA PC for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2018 and 2017.

All Other Fees

There were no fees billed by De Leon & Co, P.A. or BF Borgers CPA PC for other products and services for the fiscal years ended December 31, 2018 and 2017.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits:

Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	08/07/15
3.2	By-Laws		10		3.2	08/07/15
3.3	Certificate of Amendment to Certificate of Incorporation, dated February 25, 2016		8-K		3.3	03/04/16
4.1	Specimen Stock Certificate		10		4.1	08/07/15
21.1	Subsidiaries	X
99.1	Consent in Lieu of Shareholder Meeting, dated, February 12, 2016		8-K		99.1	02/16/16
99.2	Resolutions of the Board of Directors, dated, February 12, 2016		8-K		99.2	02/16/16
99.3	Resolutions of the Board of Directors, dated, February 12, 2016		8-K		99.3	02/16/16
99.4	Stock Subscription Agreement, Abina Asean Co. Ltd.		8-K		99.4	02/16/16
99.5	Stock Subscription Agreement, Toh Kean Ban		8-K		99.5	02/16/16
99.6	Stock Subscription Agreement, Dr. Ir. H.M Itoc Tochija		8-K		99.6	02/16/16
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDES 7 INC.

Dated: June 6, 2019

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

Name	Title	Date

By: /s/ Andrew Khor Poh Kiang	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	June 6, 2019

