Form 10-Q
period 2019-03-31
ANDES 7 INC.
filed 2019-06-18
CIK 1650205

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Registrant’s telephone number, including area code: (415) 463-7827

  N/A

(Former name, former address and former fiscal year, if changed since last report)

 Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☒ Emerging growth company ☒	Accelerated filer ☐ Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 17, 2019, the issuer had 120,100,000 shares of its common stock issued and outstanding.

2

Item 1. Unaudited Financial Statements

ANDES 7, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

4

ANDES 7, INC. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2019	2018

ASSETS

Current assets:
Cash	$1,538	$2,216
Accounts receivable	1,078	618
Inventory	81,902	81,279
Other current assets	3,212	3,323
Total current assets	87,730	87,436
Office deposit	8,198	8,042
Deposit – land contract	276,360	271,110
Construction in progress	21,046	20,646
Property and equipment, net	242,918	245,313
Total assets	$636,252	$632,547

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$9,221	$6,751
Due to a related party	43,720	43,720
Loans from directors	1,290,307	1,236,719
Loans payable, current portion	9,583	10,396
Total current liabilities	1,352,831	1,297,586

Long term liabilities:
Loans payable, non-current	12,480	13,538
Total liabilities	1,365,311	1,311,124

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 500,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	50	50
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 120,100,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	12,010	12,010
Additional paid in capital	238,044	238,044
Accumulated deficit	(929,959)	(891,669)
Accumulated other comprehensive loss	(49,204)	(37,012)
Total stockholders’ deficit	(729,059)	(678,577)

Total liabilities and stockholders’ deficit	$636,252	$632,547

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANDES 7, INC. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended March 31,
	2019	2018
Revenue	$2,438	$856
Cost of revenue	954	2,891
Gross Margin	1,484	(2,035)

Operating expenses:
General and administrative	28,134	92,792
Rent expense	2,847	4,756
Advertising and promotion	705	7,641
Professional fees	7,739	—
Total operating expenses	39,425	105,189
Loss from operations	(37,941)	(107,224)
Other income (expense):
Interest income	—	—
Interest expense	(349)	(1,352)
Total other income (expense)	(349)	(1,352)
Loss before income taxes	(38,290)	(108,576)

Provision for income taxes	—	—
Net loss	$(38,290)	$(108,576)

Other comprehensive income (loss):
Foreign currency translation adjustment	(12,192)	(922)
Comprehensive loss	$(50,482)	$(109,498)

Loss per share basic & diluted	$(0.00)	$(0.01)

Weighted average outstanding shares, basic & diluted	120,100,000	10,100,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

ANDES 7, INC. and Subsidiary
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
	Preferred Stock		Common Stock		Additional paid	Subscriptions	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	in capital	Receivable	Deficit	Income	Total
For the three months ended March 31, 2018

Balance, December 31, 2017	—	—	10,100,000	$1,010	$249,044	$—	$(633,895)	$(50,976)	$(434,817)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(922)	(922)
Net loss for the three months ended March 31, 2018	—	—	—	—	—	—	(108,576)	—	(108,576)
Balance, March 31, 2018	—	—	10,100,000	1,010	249,044	—	(742,471)	(51,898)	(544,315)

ANDES 7, INC. and Subsidiary
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
	Preferred Stock		Common Stock		Additional paid	Subscriptions	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	in capital	Receivable	Deficit	Income	Total
For the three months ended March 31, 2019

Balance, December 31, 2018	500,000	50	120,100,000	$12,010	$238,044	$—	$(891,669)	$(37,012)	$(678,577)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(12,192)	(12,192)
Net loss for the three months ended March 31, 2019	—	—	—	—	—	—	(38,290)	—	(38,290)
Balance, March 31, 2019	500,000	50	120,100,000	12,010	238,044	—	(929,959)	(49,204)	(729,059)

The accompanying notes are an integral part of these audited consolidated financial statements

ANDES 7, INC. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(38,290)	$(108,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7,169	6,896
Changes in operating assets and liabilities:
Accounts receivable	(460)	3,592
Inventory	(623)	(14,358)
Other assets	(45)	(971)
Increase in Accounts payable and accrued liabilities	2,470	455
Deposits	(5,250)	(94,341)
Net cash used in operating activities	(35,029)	(207,303)
Cash flows from investing activities:
Construction in progress	(400)	12
Purchase of property and equipment	(4,774)	(8,528)
Net cash used in investing activities	(5,174)	(8,516)

Cash flows from financing activities:
Proceeds from related party debt	—	8,680
Net proceeds from Director loans	53,588	153,423
Net proceeds (payments) from loans	(1,871)	(2,119)
Net cash provided by financing activities	51,717	159,984

Net change in cash	11,514	(55,835)

Effects of currency translation on cash	(12,192)	(922)
Cash, beginning of the period	2,216	59,935

Cash, end of the period	$1,538	$3,178

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

ANDES 7, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

Translation Adjustment

For the periods ended March 31, 2019 and 2018, the accounts of the Company were maintained, and its financial statements were expressed, in BAHT.  Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification (ASC 830), with the BAHT as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital.  Transaction gains and losses are reflected in the income statement.

Comprehensive Income/(Loss)

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the period ended March 31, 2019 and 2018 is included in the statement of operations as a foreign currency translation adjustment.

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

Adoption of New Accounting Standards

In March 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on effective interest rate method or a straight-line basis over the term of the lease. Accounting for lessors remains largely unchanged from current GAAP. ASU 2016-02 was effective for the Company’s fiscal year beginning after December 15, 2018 and subsequent interim periods. The Company has evaluated the adoption of ASU 2016-02 which was not applicable due to the Company having no leases.

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change.

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

In 2016 the Company incurred $79,744 of construction related costs of which approximately $68,000 was for the building of the café and the remaining balance of almost $12,000 primarily consisted of land and site development costs. As of March 31, 2019, the balance in the construction in progress account has increased to $21,046.

NOTE 5 – PROPERTY AND EQUIPMENT

The Company’s property and equipment primarily consists of office furniture and equipment and it is being depreciated using the straight-line method over a period of five years.

	March 31, 2019	December 31, 2018
Office Equipment	$60,978	$59,819
Accounting Software	780	766
Flag Costs	30,777	30,192
Vehicles	87,422	85,761
Buildings and land costs	144,240	141,499
Total property & equipment	324,197	318,037
Less accumulated depreciation	(81,279)	(72,724)
Property & equipment, net	$242,918	$245,313

Depreciation expense for the three months ended March 31, 2019 and 2018 totaled $7,169 and $6,896, respectively.

NOTE 6 – LOANS PAYABLE

The Company has entered into two financing agreements for its vehicles used in the business. The following is a summary of these loans payable as of March 31, 2019:

Loan	Issue Date	Maturity Date	Interest Rate	Beginning Balance	Payments	Balance 12/31/18	Payments	Balance 03/31/19
Siam Commercial Bank #1	7/14/2016	7/14/2020	5.029%	$29,846	(7,442)	14,438	(1,024)	13,414
Siam Commercial Bank #2	11/29/2016	11/29/2020	8.98%	15,801	(2,165)	9,496	(847)	8,649

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

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2016, directors of Abina had loaned the Company a total of $655,565. The funds were used to pay for general operating expenses. All loans are unsecured, non-interest bearing and due on demand. As of March 31, 2019, the balance due to was $1,290,307.

As March 31, 2019 and December 31, 2018, the Company owed Richard Chiang $990 for the redemption of 9,900,000 shares at par value, which had previously been issued to him in serving in director and officer capacities.

Since 2016 a related party has advanced the Company funds to pay for general operating expenses. The funds are unsecured, non-interest bearing and due on demand. As of March 31, 2019, and December 31, 2018, the balance due is $43,720 and $43,720, respectively.

NOTE 10 – COMMITMENT

In April 2017 the Company entered into a two-year lease for its office facility in Chiang Rai, Thailand. The monthly rent obligation is approximately $963. Minimum required rental payments for 2018 and 2019 are approximately $11,556 and $2,889, respectively.

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The balance of related after-tax components comprising accumulated other comprehensive income included in stockholders’ equity were as follows:

	March 31, 2019	December 31, 2018
Accumulated other comprehensive loss, beginning of period	$(37,012)	$(50,976)
Change in cumulative translation adjustment	(12,192)	13,964
Accumulated other comprehensive loss	$(49,204)	$(37,012)

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

The project and acquisition costs are expected to cost over an estimated $6 million USD, while the construction of the flagpole, mall, office building complex, hotel, spiritual center and shops are expected to cost $120 million USD. As of the date of this Form 10-Q, the Company has paid 5 million Thai Baht, or $159,000 in US dollars and owes a balance of 195 million Thai Baht, or $6,228,300 in US dollars (at today’s exchange rates) for the land in Chiang Rai, Thailand and received another extension for the amount due by December 15, 2019.The Company seeks to develop a destination site for locals and foreign tourists by establishing a “100 Years Café” coffee shop and souvenir shops that celebrate over 100 years of the Thai flag.

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

The project and acquisition costs are expected to cost over an estimated $6 million USD, while the construction of the flagpole, mall, office building complex, hotel, spiritual center and shops are expected to cost $120 million USD. As of the date of this Form 10-Q, the Company has paid 5 million Thai Baht, or $159,000 in US dollars and owes a balance of 195 million Thai Baht, or $6,228,300 in US dollars (at today’s exchange rates) for the land in Chiang Rai, Thailand and received another extension for the amount due by December 15, 2019.The Company seeks to develop a destination site for locals and foreign tourists by establishing a “100 Years Café” coffee shop and souvenir shops that celebrate over 100 years of the Thai flag.

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

Employees

As of the date of this Form 10-Q quarterly report, ANDES 7 Inc. employed a staff of 6 people of which are in management and administration located at 333, Village 6, Amphur Wiang, Chiang Rai, Thailand 57150. The Company considers its relationship with its employees to be favorable.

Facilities and Logistics

The Company maintains a virtual office in San Francisco, California, in the United States at 424 Clay Street, Lower Level, San Francisco, CA 94111. Its headquarters are located at 333, Village 6, Amphur Wiang, Chiang Rai, Thailand.

Location	Address	Size
San Francisco, California	424 Clay Street, Lower Level San Francisco, CA 94111	n/a (virtual office)

Chiang Rai, Thailand	333, Village 6, Amphur Wiang Chiang Rai, Thailand 57150	16,000 square meters

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2019, compared to the Three Months Ended March 31, 2018

Revenues

Sales revenue for the three months ended March 31, 2019, was $2,438, compared to $856 for the three months ended March 31, 2018.

Cost of Goods Sold

Cost of revenue for the three months ended March 31, 2019, was $954, compared to 2,891 for the three months ended March 31, 2018, a decrease of $1,937. This decrease was due to the existing inventory held and limited new designs for our t-shirts and souvenirs that were purchased during the period.

Operating Expenses

General and administrative expense was $28,134 for the three months ended March 31, 2019, compared to $92,792 for the three months ended March 31, 2018, a decrease of $64,658.

Rent expense was $2,847 for the three months ended March 31, 2019, compared to $4,756 for the three months ended March 31, 2018, a decrease of $1,909.

Advertising and promotion expenses were $705 for the three months ended March 31, 2019, compared to $7,641 for the three months ended March 31, 2018, a decrease of $6,936. Advertising and promotion expense consists of advertising in magazines and promotional product giveaways of t-shirts and other souvenirs.

Professional fees were $7,739 for the three months ended March 31, 2019, compared to $0 for the three months ended March 31, 2018.

Other Income (Expenses)

Interest income for the three months ended March 31, 2019 and March 31, 2018, was $0.

Interest expense for the three months ended March 31, 2019 was $349, compared to $1,352 for the three months ended March 31, 2018.

Net Loss

Net loss for the for the three months ended March 31, 2019 was $38,290, compared to $108,576 for the three months ended March 31, 2018.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors

Liquidity

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of March 31, 2019 we had cash of $1,538 and total liabilities of $1,365,311. We used $35,026 of cash flows in operating activities for the three months ended March 31, 2019. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2019. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2019, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

 Item 6. Exhibits.

Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	08/07/15
3.2	Certificate of Amendment to Certificate of Incorporation, dated February 25, 2016		8-K		3.3	08/04/16
3.3	By-Laws		10		3.2	08/07/15
4.1	Specimen Stock Certificate		10		4.1	08/07/15
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Dated: June 18, 2019

ANDES 7 Inc.

By:	/s/ Andrew Khor Poh Kiang
Andrew Khor Poh Kiang President, Chief Executive Officer, Chairman of the Board of Directors

Dated: June 18, 2019

By:	/s/ Lee Kok Keing
Lee Kok Keing Chief Financial Officer

