Form 10-Q
period 2019-06-30
ANDES 7 INC.
filed 2019-08-19
CIK 1650205

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

 Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 19, 2019, the issuer had 120,100,000 shares of its common stock issued and outstanding.

2

PART I

Item 1. Unaudited Financial Statements

ANDES 7, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

ANDES 7, INC. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2019	2019

ASSETS

Current assets:
Cash	$1,988	$2,216
Accounts receivable	1,500	618
Inventory	82,746	81,279
Other current assets	3,170	3,323
Total current assets	89,404	87,436
Office deposit	—	8,042
Deposit – land contract	317,238	271,110
Construction in progress	21,791	20,646
ROU asset - operating lease	19,570	—
Property and equipment, net	244,034	245,313
Total assets	$692,037	$632,547

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$11,079	$6,751
Due to a related party	42,730	43,720
Loans from directors	1,411,634	1,236,719
Loans payable, current portion	8,580	10,396
Total current liabilities	1,474,023	1,297,586

Long term liabilities:
Loans payable, non-current	11,174	13,538
Operating lease liability	19,570	—
Total liabilities	1,504,767	1,311,124

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 500,000 shares issued and outstanding as on June 30, 2019 and December 31, 2018 respectively	50	50
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 120,100,000 shares issued and outstanding as on June 30, 2019 and December 31, 2018 respectively	12,010	12,010
Additional paid in capital	239,034	238,044
Accumulated deficit	(988,550)	(891,669)
Accumulated other comprehensive loss	(75,274)	(37,012)
Total stockholders’ deficit	(812,730)	(678,577)

Total liabilities and stockholders’ deficit	$692,037	$632,547

The accompanying notes are an integral part of these audited consolidated financial statements.

ANDES 7, INC. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$4,807	$2,644	$7,245	$3,500
Cost of revenue	1,993	2,335	2,947	5,226
Gross Margin	2,814	309	4,298	(1,726)

Operating expenses:
General and administrative	44,957	74,532	73,091	167,324
Rent expense	2,851	2,810	5,698	7,566
Advertising and promotion	143	808	848	8,449
Professional fees	13,028	-	20,767	-
Total operating expenses	60,979	78,150	100,404	183,339
Loss from operations	(58,165)	(77,841)	(96,106)	(185,065)
Other income (expense):
Interest income	-	-	-	-
Interest expense	(426)	(415)	(775)	(1,767)
Total other income (expense)	(426)	(415)	(775)	(1,767)
Loss before income taxes	(58,591)	(78,256)	(96,881)	(186,832)

Provision for income taxes	-	-	-	-
Net loss	$(58,591)	$(78,256)	$(96,881)	$(186,832)

Other comprehensive income (loss):
Foreign currency translation adjustment	(26,070)	26,438	(38,262)	25,516
Comprehensive loss	$(84,661)	$(51,818)	$(135,143)	$(161,316)

Loss per share basic & diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average outstanding shares, basic & diluted	120,100,000	10,100,000	120,100,000	10,100,000

The accompanying notes are an integral part of these audited consolidated financial statements

ANDES 7, INC. and Subsidiary
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
	Preferred Stock		Common Stock		Additional paid	Subscriptions	Accumulated	Other Comprehensive	Total
	Shares	Amount	Shares	Amount	in capital	Receivable	Deficit	Income	Total
For the three months ended June 30, 2018

Balance, March 31, 2018	—	—	10,100,000	$1,010	$249,044	$—	$(742,471)	$(51,898)	$(544,315)
Foreign currency translation adjustment	—	—	—	—	—	—	—	26,438	26,438
Net loss for the three months ended June 30, 2018							(78,256)		(78,256)
Balance, June 30, 2018	—	—	10,100,000	1,010	249,044	—	(820,727)	(25,460)	(596,133)

For the three months ended June 30, 2019

Balance, March 31, 2019	500,000	50	120,100,000	$12,010	$238,044	$—	$(929,959)	$(49,204)	$(729,059)
Debt forgiveness	—	—	—	—	990	—	—	—	990
Foreign currency translation adjustment	—	—	—	—	—	—	—	(26,070)	(26,070)
Net loss for the three months ended June 30, 2019							(58,591)		(58,591)
Balance, June 30, 2019	500,000	50	120,100,000	12,010	239,034	—	(988,550)	(75,274)	(812,730)

For the six months ended June 30, 2018

Balance, December 31, 2017	—	—	10,100,000	$1,010	$249,044	$—	$(633,895)	$(50,976)	$(434,817)
Foreign currency translation adjustment	—	—	—	—	—	—	—	25,516	25,516
Net loss for the six months ended June 30, 2018							(186,832)		(186,832)
Balance, June 30, 2018	—	—	10,100,000	1,010	249,044	—	(820,727)	(25,460)	(596,133)

For the six months ended June 30, 2019

Balance, December 31, 2018	500,000	50	120,100,000	$12,010	$238,044	$—	$(891,669)	$(37,012)	$(678,577)
Debt forgiveness	—	—	—	—	990	—	—	—	990
Foreign currency translation adjustment	—	—	—	—	—	—	—	(38,262)	(38,262)
Net loss for the six months ended June 30, 2019							(96,881)		(96,881)
Balance, June 30, 2019	500,000	50	120,100,000	12,010	239,034	—	(988,550)	(75,274)	(812,730)

The accompanying notes are an integral part of these audited consolidated financial statements

ANDES 7, INC. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(96,881)	$(186,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	14,428	13,823
Preferred stock issued	-	-
Changes in operating assets and liabilities:
Accounts receivable	(882)	2,182
Inventory	(1,467)	(7,693)
Advanced payments	-	-
Other assets	8,195	1,636
Accounts payable and accrued liabilities	4,328	(1,106)
Deposits	(46,128)	(90,879)
Net cash used in operating activities	(118,407)	(268,869)
Cash flows from investing activities:
Construction in progress	(1,145)	1,180
Purchase of property and equipment	(13,149)	-
Proceeds from sale of property and equipment	-	4,746
Net cash used in investing activities	(14,294)	5,926

Cash flows from financing activities:
Proceeds from related party debt	-	17,529
Proceeds from the sale of preferred stock	-	50
Net proceeds from Director loans	174,915	167,607
Net proceeds (payments) from loans	(4,180)	(6,839)
Net cash provided by financing activities	170,735	178,347

Net change in cash	38,034	(84,596)

Effects of currency translation on cash	(38,262)	25,516
Cash, beginning of the period	2,216	59,935

Cash, end of the period	$1,988	$855

Supplemental disclosures:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Debt forgiveness	$990	-

The accompanying notes are an integral part of these audited consolidated financial statements

ANDES 7, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

Translation Adjustment

For the periods ended June 30, 2019 and 2018, the accounts of the Company were maintained, and its financial statements were expressed, in BAHT.  Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification (ASC 830), with the BAHT as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital.  Transaction gains and losses are reflected in the income statement.

Comprehensive Income/(Loss)

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the period ended June 30, 2019 and 2018 is included in the statement of operations as a foreign currency translation adjustment.

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

NOTE 4 – CONSTRUCTION IN PROGRESS

In 2016 Abina entered into an agreement to purchase land in Chiang Rai, Thailand for 200 million Baht. The Company has paid a $186,654 deposit (5.7 million Baht) as of June 30, 2019 and the balance of 194.3 million Baht is due on December 15, 2019 per the terms of an extension given in an amended agreement. The Company plans on developing the land as a tourist destination and is currently in the process of building a café on the property.

In 2016 the Company incurred $79,744 of construction related costs of which approximately $68,000 was for the building of the café and the remaining balance of almost $12,000 primarily consisted of land and site development costs. As of June 30, 2019, the balance in the construction in progress account has increased to $21,791.

NOTE 5 – PROPERTY AND EQUIPMENT

The Company’s property and equipment primarily consists of office furniture and equipment and it is being depreciated using the straight-line method over a period of five years.

	June 30, 2019	December 31, 2018
Office Equipment	$63,136	$59,819
Accounting Software	808	766
Flag Costs	31,866	30,192
Vehicles	90,516	85,761
Buildings and land costs	149,345	141,499
Total property & equipment	335,671	318,037
Less accumulated depreciation	(91,637)	(72,724)
Property & equipment, net	$244,034	$245,313

Depreciation expense for the three months ended June 30, 2019 and 2018 totaled $7,259 and $6,927 respectively.

Depreciation expense for the six months ended June 30, 2019 and 2018 totaled $14,428 and $13,823 respectively.

NOTE 6 – LOANS PAYABLE

The Company has entered into two financing agreements for its vehicles used in the business. The following is a summary of these loans payable as of June 30, 2019:

Loan	Issue Date	Maturity Date	Interest Rate	Beginning Balance	Payments	Balance 12/31/18	Payments	Balance 06/30/19
Siam Commercial Bank #1	7/14/2016	7/14/2020	5.029%	$29,846	(7,442)	14,438	(2,574)	11,864
Siam Commercial Bank #2	11/29/2016	11/29/2020	8.98%	15,801	(2,165)	9,496	(1,606)	7,890

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

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2016, directors of Abina had loaned the Company a total of $655,565. The funds were used to pay for general operating expenses. All loans are unsecured, non-interest bearing and due on demand. As of June 30, 2019, the balance due to was $1,411,634.

Since 2016, a related party had advanced the Company funds to pay for general operating expenses. The funds were unsecured, non-interest bearing and due on demand. During the three months ended June 30, 2019, Mr. Richard Chiang forgave the $990 due to him in connection with the 9,900,000 shares redeemed earlier and recorded $990 as debt forgiveness. As of June 30, 2019, and December 31, 2018, the due to related party balance due is $42,730 and $43,720, respectively.

NOTE 10 – COMMITMENT

In April 2017 Abina entered into a two-year lease for its office facility in Chiang Rai, Thailand which can be further renewed for two years starting April 1, 2019 and it expires on March 31, 2021. The monthly rent obligation is approximately $963 (Thai baht was converted to USD based on average exchange rate). Minimum required rental payments for 2018 and 2019 are approximately $11,556 and $2,889, respectively.

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The balance of related after-tax components comprising accumulated other comprehensive income included in stockholders’ equity were as follows:

	June 30, 2019	December 31, 2018
Accumulated other comprehensive loss, beginning of period	$(37,012)	$(50,976)
Change in cumulative translation adjustment	(38,262)	13,964
Accumulated other comprehensive loss	$(75,274)	$(37,012)

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

Results of Operations

Results of Operations for the Three Months Ended June 30, 2019, compared to the Three Months Ended June 30, 2018

Revenues

Sales revenue for the three months ended June 30, 2019 was $4,807, compared to $2,644 for the three months ended June 30, 2018.

Cost of Goods Sold

Cost of revenue for the three months ended June 30, 2019, was $1,993, compared to $2,335 for the three months ended June 30, 2018, a decrease of $342. This decrease was due to the existing inventory held and limited new designs for our t-shirts and souvenirs that were purchased during the period.

Operating Expenses

General and administrative expense was $44,957 for the three months ended June 30, 2019, compared to $74,532 for the three months ended June 30, 2018, a decrease of $29,575.

Rent expense was $2,851 for the three months ended June 30, 2019, compared to $2,810 for the three months ended June 30, 2018, an increase of $41.

Advertising and promotion expenses were $143 for the three months ended June 30, 2019, compared to $808 for the three months ended June 30, 2018, a decrease of $665. Advertising and promotion expense consists of advertising in magazines and promotional product giveaways of t-shirts and other souvenirs.

Professional fees were $13,028 for the three months ended June 30, 2019, compared to $0 for the three months ended June 30, 2018.

Other Income (Expenses)

Interest income for the three months ended June 30, 2019 and June 30, 2018, was $0.

Interest expense for the three months ended June 30, 2019 was $426, compared to $415 for the three months ended June 30, 2018.

Net Loss

Net loss for the for the three months ended June 30, 2019 was $58,591, compared to $78,256 for the three months ended June 30, 2018.

Results of Operations for the Six Months Ended June 30, 2019, compared to the Six Months Ended June 30, 2018

Revenues

Sales revenue for the six months ended June 30, 2019 was $7,245, compared to $3,500 for the six months ended June 30, 2018.

Cost of Goods Sold

Cost of revenue for the six months ended June 30, 2019, was $2,947, compared to $5,226 for the six months ended June 30, 2018, a decrease of $2,279. This decrease was due to the existing inventory held and limited new designs for our t-shirts and souvenirs that were purchased during the period.

Operating Expenses

General and administrative expense was $73,091 for the six months ended June 30, 2019, compared to $167,324 for the six months ended June 30, 2018, a decrease of $94,233.

Rent expense was $5,698 for the six months ended June 30, 2019, compared to $7,566 for the six months ended June 30, 2018, a decrease of $1,868.

Advertising and promotion expenses were $848 for the six months ended June 30, 2019, compared to $8,449 for the six months ended June 30, 2018, a decrease of $7,601. Advertising and promotion expense consists of advertising in magazines and promotional product giveaways of t-shirts and other souvenirs.

Professional fees were $20,767 for the six months ended June 30, 2019, compared to $0 for the six months ended June 30, 2018.

Other Income (Expenses)

Interest income for the six months ended June 30, 2019 and June 30, 2018, was $0.

Interest expense for the six months ended June 30, 2019 was $775, compared to $1,767 for the six months ended June 30, 2018.

Net Loss

Net loss for the for the six months ended June 30, 2019 was $96,881, compared to $186,832 for the six months ended June 30, 2018.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors

Liquidity

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of June 30, 2019, we had cash of $1,988and total liabilities of $1,485,197. We used $118,407 of cash flows in operating activities for the six months ended June 30, 2019. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2019. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2019, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

 Item 6. Exhibits

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

Dated: August 19, 2019

