Form 10-Q
period 2019-09-30
ANDES 7 INC.
filed 2019-11-14
CIK 1650205

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2019, the issuer had 120,105,000 shares of its common stock issued and outstanding.

2

PART I

Item 1. Unaudited Financial Statements

ANDES 7, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

ANDES 7, INC. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2019	2018

ASSETS

Current assets:
Cash	$5,590	$2,216
Accounts receivable	1,503	618
Inventory	82,533	81,279
Other current assets	3,131	3,323
Total current assets	92,757	87,436
Office deposit	-	8,042
Deposit – land contract	317,568	271,110
Construction in progress	21,814	20,646
ROU asset - operating lease	16,811	-
Property and equipment, net	238,483	245,313
Total assets	$687,433	$632,547

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$5,969	$6,751
Due to a related party	42,730	43,720
Loans from directors	1,461,039	1,236,719
Loans payable, current portion	6,953	10,396
Total current liabilities	1,516,691	1,297,586

Long term liabilities:
Loans payable, non-current	9,054	13,538
Operating lease liability	16,811	-
Total liabilities	1,542,556	1,311,124

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 500,000 shares issued and outstanding as on September 30, 2019 and December 31, 2018, respectively	50	50
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 120,105,000 and 120,100,000 shares issued and outstanding as on September 30, 2019 and December 31, 2018, respectively	12,011	12,010
Additional paid in capital	243,033	238,044
Accumulated deficit	(1,033,920)	(891,669)
Accumulated other comprehensive loss	(76,297)	(37,012)
Total stockholders’ deficit	(855,123)	(678,577)

Total liabilities and stockholders’ deficit	$687,433	$632,547

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANDES 7, INC. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$2,253	$5,522	$9,498	$9,022
Cost of revenue	321	981	3,268	6,207
Gross Margin	1,932	4,541	6,230	2,815

Operating expenses:
General and administrative	41,147	45,968	114,238	186,413
Rent expense	2,933	2,708	8,631	10,274
Advertising and promotion	9	1,989	857	10,438
Professional fees	2,700	1,500	23,467	3,300
Total operating expenses	46,789	52,165	147,193	210,425
Loss from operations	(44,857)	(47,624)	(140,963)	(207,610
Other income (expense):
Interest income	—	—	—	—
Interest expense	(513)	(396)	(1,288)	(2,163
Total other income (expense)	(513)	(396)	(1,288)	(2,163
Loss before income taxes	(45,370)	(48,020)	(142,251)	(209,773

Provision for income taxes	—	—	—	—
Net loss	$(45,370)	$(48,020)	$(142,251)	$(209,773

Other comprehensive income (loss):
Foreign currency translation adjustment	(1,023)	(9,940)	(39,285)	15,576
Comprehensive loss	$(46,393)	$(57,960)	$(181,536)	$(194,197

Loss per share basic & diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01

Weighted average outstanding shares, basic & diluted	120,100,163	117,708,696	120,100,055	46,363,736

The accompanying notes are an integral part of these unaudited consolidated financial statements

ANDES 7, INC. and Subsidiary
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
	Preferred Stock		Common Stock		Additional paid	Subscriptions	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	in capital	Receivable	Deficit	Income	Total
For the three months ended September 30, 2018

Balance, June 30, 2018	500,000	50	10,100,000	$1,010	$249,044	$—	$(795,648)	$(25,460)	$(571,004)
Shares cancelled under merger plan with Abina	—	—	(1,000,000)	(100)	—	—	—	—	(100)
Shares issued under merger plan with Abina			111,000,000	11,100	(11,000)	—	—	—	100
Foreign currency translation adjustment	—	—	—	—	—	—	—	(9,940)	(9,940)
Net loss for the three months ended September 30, 2018							(48,020)		(48,020)
Balance, September 30, 2018	500,000	50	120,100,000	12,010	238,044	—	(843,668)	(35,400)	(628,964)

For the three months ended September 30, 2019

Balance, June 30, 2019	500,000	50	120,100,000	$12,010	$239,034	$—	$(988,550)	$(75,274)	$(812,730)

Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,023)	(1,023)
Common shares issued for cash	—	—	5,000	1	3,999	—	—	—	4,000
Net loss for the three months ended September 30, 2019							(45,370)		(45,370)
Balance, September 30, 2019	500,000	50	120,105,000	12,011	243,033	—	(1,033,920)	(76,297)	(855,123)

For the nine months ended September 30, 2018

Balance, December 31, 2017	—	—	10,100,000	$1,010	$249,044	$—	$(633,895)	$(50,976)	$(434,817)
Preferred stock issued	500,000	50							50
Shares cancelled under merger plan with Abina	—	—	(1,000,000)	(100)	—	—	—	—	(100)
Shares issued under merger plan with Abina			111,000,000	11,100	(11,000)				100
Foreign currency translation adjustment								15,576	15,576
Net loss for the nine months ended September 30, 2018							(209,773)		(209,773)
Balance, September 30, 2018	500,000	50	120,100,000	12,010	238,044	—	(843,668)	(35,400)	(628,964)

For the nine months ended September 30, 2019

Balance, December 31, 2018	500,000	50	120,100,000	$12,010	$238,044	$—	$(891,669)	$(37,012)	$(678,577)
Debt forgiveness	—	—	—	—	990	—	—	—	990
Foreign currency translation adjustment	—	—	—	—	—	—	—	(39,285)	(39,285)
Common shares issued for cash	—	—	5,000	1	3,999	—	—	—	4,000
Net loss for the nine months ended September 30, 2019							(142,251)		(142,251)
Balance, September 30, 2019	500,000	50	120,105,000	12,011	243,033	—	(1,033,920)	(76,297)	(855,123)

The accompanying notes are an integral part of these unaudited consolidated financial statements

ANDES 7, INC. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(142,251)	$(209,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	21,999	20,776

Changes in operating assets and liabilities:
(Increase) / Decrease in accounts receivable	(885)	2,614
(Increase) in inventory	(1,254)	(16,110)
Decrease in other assets	8,234	1,170
Increase in other liabilities	—	690
Decrease in accounts payable and accrued liabilities	(782)	(916)
Increase in deposits	(46,458)	(107,559)
Net cash used in operating activities	(161,397)	(309,108)
Cash flows from investing activities:
Construction in progress	(1,168)	752
Purchase of property and equipment	(15,169)	(13,758)
Net cash used in investing activities	(16,337)	(13,006)

Cash flows from financing activities:
Proceeds from sale of common stock	4,000	—
Proceeds from preferred stock issued	—	50
Repayment to related party debt	—	(6,550)
Net proceeds from Director loans	224,320	265,035
Net proceeds (payments) from loans	(7,927)	(9,152)
Net cash provided by financing activities	220,393	249,383

Net change in cash	42,659	(72,731)

Effects of currency translation on cash	(39,285)	15,576
Cash, beginning of the period	2,216	59,935

Cash, end of the period	$5,590	$2,780

Supplemental disclosures:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Non-cash transactions:
Shares issued under merger plan with Abina	—	11,000
Debt forgiveness	$990	—

The accompanying notes are an integral part of these unaudited consolidated financial statements

ANDES 7, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Translation Adjustment

For the periods ended September 30, 2019 and 2018, the accounts of the Company were maintained, and its financial statements were expressed, in BAHT.  Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification (ASC 830), with the BAHT as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital.  Transaction gains and losses are reflected in the income statement.

Comprehensive Income/(Loss)

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the period ended September 30, 2019 and 2018 is included in the statement of operations as a foreign currency translation adjustment.

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

NOTE 4 – CONSTRUCTION IN PROGRESS

In 2016 Abina entered into an agreement to purchase land in Chiang Rai, Thailand for 200 million Baht. The Company has paid a $186,848 deposit (5.7 million Baht) as of September 30, 2019 and the balance of 194.3 million Baht is due on December 15, 2019 per the terms of an extension given in an amended agreement. The Company plans on developing the land as a tourist destination and is currently in the process of building a café on the property.

In 2016 the Company incurred $79,744 of construction related costs of which approximately $68,000 was for the building of the café and the remaining balance of almost $12,000 primarily consisted of land and site development costs. As of September 30, 2019, the balance in the construction in progress account has increased to $21,814.

NOTE 5 – PROPERTY AND EQUIPMENT

The Company’s property and equipment primarily consists of office furniture and equipment and it is being depreciated using the straight-line method over a period of five years.

	September 30, 2019	December 31, 2018
Office Equipment	$64,990	$59,819
Accounting Software	809	766
Flag Costs	31,899	30,192
Vehicles	90,611	85,761
Buildings and land costs	149,500	141,499
Total property & equipment	337,809	318,037
Less accumulated depreciation	(99,326)	(72,724)
Property & equipment, net	$238,483	$245,313

Depreciation expense for the three months ended September 30, 2019 and 2018 totaled $7,571 and $7,019, respectively.

Depreciation expense for the nine months ended September 30, 2019 and 2018 totaled $21,999 and $20,776, respectively.

NOTE 6 – LOANS PAYABLE

The Company has entered into two financing agreements for its vehicles used in the business. The following is a summary of these loans payable as of September 30, 2019:

Loan	Issue Date	Maturity Date	Interest Rate	Beginning Balance	Payments	Balance 12/31/18	Payments	Balance 09/30/19
Siam Commercial Bank #1	7/14/2016	7/14/2020	5.029%	$29,846	(7,442)	14,438	(5,262)	9,176
Siam Commercial Bank #2	11/29/2016	11/29/2020	8.98%	15,801	(2,165)	9,496	(2,665)	6,831

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

On September 27, 2019, the Company issued 5,000 shares of common stock at an issue price of $0.080 for proceeds totaling $4,000.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2016, directors of Abina had loaned the Company a total of $655,565. The funds were used to pay for general operating expenses. All loans are unsecured, non-interest bearing and due on demand. As of September 30, 2019, the balance due to was $1,461,039.

Since 2016, a related party had advanced the Company funds to pay for general operating expenses. The funds were unsecured, non-interest bearing and due on demand. During the three months ended June 30, 2019, Mr. Richard Chiang forgave the $990 due to him in connection with the 9,900,000 shares redeemed earlier and recorded $990 as debt forgiveness. As of September 30, 2019, and December 31, 2018, the due to related party balance due is $42,730 and $43,720, respectively.

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

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The balance of related after-tax components comprising accumulated other comprehensive income included in stockholders’ equity were as follows:

	September 30, 2019	December 31, 2018
Accumulated other comprehensive loss, beginning of period	$(37,012)	$(50,976)
Change in cumulative translation adjustment	(39,285)	13,964
Accumulated other comprehensive loss	$(76,297)	$(37,012)

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

Results of Operations

Results of Operations for the Three Months Ended September 30, 2019, compared to the Three Months Ended September 30, 2018

Revenues

Sales revenue for the three months ended September 30, 2019 was $2,253 compared to $5,522 for the three months ended September 30, 2018.

Cost of Goods Sold

Cost of revenue for the three months ended September 30, 2019, was $321 compared to $981 for the three months ended September 30, 2018, a decrease of $660. This decrease was due to the existing inventory held and limited new designs for our t-shirts and souvenirs that were purchased during the period.

Operating Expenses

General and administrative expense was $41,147 for the three months ended September 30, 2019, compared to $45,968 for the three months ended September 30, 2018, a decrease of $4,551.

Rent expense was $2,933 for the three months ended September 30, 2019, compared to $2,708 for the three months ended September 30, 2018, an increase of $225.

Advertising and promotion expenses were $9 for the three months ended September 30, 2019 compared to $1,989 for the three months ended September 30, 2018, a decrease of $1,980. Advertising and promotion expense consists of advertising in magazines and promotional product giveaways of t-shirts and other souvenirs.

Professional fees were $2,700 for the three months ended September 30, 2019, compared to $1,500 for the three months ended September 30, 2018.

Other Income (Expenses)

Interest income for the three months ended September 30, 2019 and September 30, 2018, was $0.

Interest expense for the three months ended September 30, 2019 was $513 compared to $396 for the three months ended September 30, 2018.

Net Loss

Net loss for the for the three months ended September 30, 2019 was $45,370, compared to $48,020 for the three months ended September 30, 2018.

Results of Operations for the Nine Months Ended September 30, 2019 compared to the Nine Months Ended September 30, 2018

Revenues

Sales revenue for the nine months ended September 30, 2019 was $9,498 compared to $9,022 for the nine months ended September 30, 2018.

Cost of Goods Sold

Cost of revenue for the nine months ended September 30, 2019, was $3,268 compared to $6,207 for the nine months ended September 30, 2018, a decrease of $2,939. This decrease was due to the existing inventory held and limited new designs for our t-shirts and souvenirs that were purchased during the period.

Operating Expenses

General and administrative expense was $114,238 for the nine months ended September 30, 2019 compared to $186,413 for the nine months ended September 30, 2018, a decrease of $72,175.

Rent expense was $8,631 for the nine months ended September 30, 2019, compared to $10,274 for the nine months ended September 30, 2018, a decrease of $1,643.

Advertising and promotion expenses were $857 for the nine months ended September 30, 2019, compared to $10,438 for the nine months ended September 30, 2018, a decrease of $9,581. Advertising and promotion expense consists of advertising in magazines and promotional product giveaways of t-shirts and other souvenirs.

Professional fees were $23,467 for the nine months ended September 30, 2019, compared to $3,300 for the nine months ended September 30, 2018.

Other Income (Expenses)

Interest income for the nine months ended September 30, 2019 and September 30, 2018, was $0.

Interest expense for the nine months ended September 30, 2019 was $1,288, compared to $2,163 for the nine months ended September 30, 2018.

Net Loss

Net loss for the for the nine months ended September 30, 2019 was $142,251, compared to $209,773 for the nine months ended September 30, 2018.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors

Liquidity

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of September 30, 2019, we had cash of $5,590 and total liabilities of $1,516,691. We used $161,397 of cash flows in operating activities for the nine months ended September 30, 2019. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, September 30, 2019. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2019, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2019

ANDES 7 Inc.

By:	/s/ Andrew Khor Poh Kiang
Andrew Khor Poh Kiang President, Chief Executive Officer, Chairman of the Board of Directors

By:	/s/ Lee Kok Keing
Lee Kok Keing Chief Financial Officer

