Form 10-K
period 2019-12-31
ANDES 7 INC.
filed 2020-09-15
CIK 1650205

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT UNDER THE SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

[  ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-229065

ANDES 7 Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-4683655
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

424 Clay Street, Lower Level San Francisco, CA	94111
(Address of Principal Executive Offices)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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
[ ] Yes [X] No

The issuer’s common stock is not currently quoted on any market. The issuer therefore cannot estimate the aggregate market value of the issuer’s voting and non-voting common equity held as of June 30, 2019, the last day of the registrant’s most recently completed second fiscal quarter, by non-affiliates of the issuer. As of September 14, 2020, there were 120,140,000 shares of $0.0001 par value common stock issued and outstanding.

Reliance on Order for Reporting Relief

The Company has relied on the U.S. Securities and Exchange Commission's (the “SEC”) March 4, 2020 Order (the “Order”), Release No. 34-88318, as modified on March 25, 2020 under Release No. 34-88465 under Section 36 of the Securities Exchange Act of 1934, granting exemptions from specified provisions of the Exchange Act and certain rules thereunder, published under Release No. 34-88465, dated March 25, 2020.

The Company relied on the Order due to the reduction in staff, suspension of in-person operations at certain of the Company’s location, delays in being able to work with the Company’s auditor due to “shelter in place” restrictions, and other financial and operational concerns associated with or caused by COVID-19.

The Company has included updated risk factors relating to the impact that COVID-19 has had and is continuing to have on the Company and its business.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that involve risks, uncertainties, and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included under Part I, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

The project and acquisition costs are expected to cost over an estimated $6 million USD, while the construction of the flagpole, mall, office building complex, hotel, spiritual center and shops are expected to cost $120 million USD. As of the date of this Form 10-K, the Company has paid 5 million Thai Baht, or $159,000 in US dollars and owes a balance of 195 million Thai Baht, or $6,228,300 in US dollars (at today’s exchange rates) for the land in Chiang Rai, Thailand and received another extension for the amount due by December 15, 2019. The Company seeks to develop a destination site for locals and foreign tourists by establishing a “100 Years Café” coffee shop and souvenir shops that celebrate over 100 years of the Thai flag.

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

The project and acquisition costs are expected to cost over an estimated $6 million USD, while the construction of the flagpole, mall, office building complex, hotel, spiritual center and shops are expected to cost $120 million USD.As of the date of this Form 10-K, the Company has paid 5 million Thai Baht, or $159,000 in US dollars and owes a balance of 195 million Thai Baht, or $6,228,300 in US dollars (at today’s exchange rates) for the land in Chiang Rai, Thailand due by December 20, 2020. The Company seeks to develop a destination site for locals and foreign tourists by establishing a “100 Years Café” coffee shop and souvenir shops that celebrate over 100 years of the Thai flag.

The Café land purchase was made for 12,000,000 Thai Baht from Prathan Inseeyong. As of the date of this Form 10-K, 6,000,000 Thai Baht was extended via contract to be paid by December 20, 2020. A copy of the Land Purchase Extension is filed as Exhibit 10.1 to this Form 10-K.

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

Employees

As of the date of this Form 10-K annual report, ANDES 7 Inc. employed a staff of 11 people of which are in management and administration located at 333 Village 6, Amphur Wiang Chiang, Chiang Rai, Thailand 57150. The Company considers its relationship with its employees to be favorable.

Facilities and Logistics

The Company maintains a virtual office in San Francisco, California, in the United States at 424 Clay Street, Lower Level, San Francisco, CA 94111. Its headquarters are located at 333, Village 6, Amphur Wiang Chiang, Chiang Rai, Thailand.

Location	Address	Size
San Francisco, California	424 Clay Street, Lower Level	n/a (virtual office)
San Francisco, CA 94111
Chiang Rai, Thailand	333, Village 6, AmphurWiang Chiang	16,000 square meters
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

Patents

The Company has no patents and no intentions at this time to apply for any patents. The Company however, may choose to file for trademarks upon development of its project in Chiang Saen District of Chiang Raito protect its intellectual property.

Stock Offering

On December 28, 2018, the Company filed its Form S-1 registration statement under The Securities Act of 1933 registering 500,000 shares of common stock for sale at $0.80 cents per share. The Form S-1 went effective as of February 11, 2019. As of the date of this Form 10-K, the Company had sold 5,000 shares of common stock to one investor.

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

A recurrence of Severe Acute Respiratory Syndrome (SARS), Avian Flu, or another widespread public health problem, such as the spread of H1N1 (“Swine”) Flu, or the Coronavirus/COVID-19 in the PRC could adversely affect our operations. (see our disclosure under Special Risk Factor due to the Novel Coronavirus (COVID-19) below)

Due to our proximity to China, a renewed outbreak of SARS, Avian Flu or another widespread public health problem, such as the spread of H1N1 (“Swine”) Flu, in China, will have a negative effect on our nascent operations. Such an outbreak will have an impact on our operations as a result of:

·	quarantines or closures of our facilities, which will severely disrupt our operations,
·	the sickness or death of our key officers and employees, and
·	a general slowdown in the Chinese economy which would affect our business in Thailand.
·	Any of the foregoing events or other unforeseen consequences of public health problems will adversely affect our operations.

We are subject to the risk that certain key personnel, including key employees named below, on whom we depend, in part, for our operations, will cease to be involved with us.  The loss of any these individuals would adversely affect our financial condition and the results of our operations.

We are dependent on the experience, knowledge, skill and expertise of our President and CEO Andrew Khor Poh Kiang. We are also in large part dependent on current CFO, Lee KokKeing. The loss of any of the key personnel listed above could materially and adversely affect our future business efforts. Our success depends in substantial part upon the services, efforts and abilities of Andrew Khor Poh Kiang, our Chairman and Chief Executive Officer, due to his experience, history and knowledge of the leisure and real estate industry in South East Asia and his overall insight into our business direction. The loss or our failure to retain Mr. Khor, or to attract and retain additional qualified personnel, could adversely affect our operations.  We do not currently carry key-man life insurance on Mr. Khor or any of our officers and have no present plans to obtain this insurance.  See “Management.”

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

Special Risk Factor due to the Novel Coronavirus (COVID-19)

During late 2019, a virus now known as the Novel Coronavirus or “COVID-19” appeared in Wuhan, China. By March 11, 2020, the WHO (World Health Organization) labeled COVID-19 as a pandemic and many countries around the world began closing borders and making efforts to either shelter-in-place or quarantine its population. Our Company and all of our operations are located in Chiang Saen District of Chiang Rai which is located in northern Thailand. To the extent that we generate revenue, our business and operations are largely connected to the economic well-being of China. During the first quarter of 2020, China had placed a mandatory quarantine on certain areas, specifically in Wuhan located in Hubei Province. We experienced a decrease in tourists from China during this period, therefore, the negative effect of COVID-19 on our operations are no longer hypothetical scenarios and during the quarantine period in early 2020, our sales declined as a result.

As of the date of this Form 10-K filing, China has slowly begun to relax some quarantine measures and allowed some businesses to operate again. We cannot make any assurances that COVID-19 will not reappear with new infections and to the extent that COVID-19, or another virus appears, we may encounter prolonged operational lockdown measures which would disrupt our business operations.

Due to the quarantine order, we had difficulties with coordinating employees and staff for our 2019 annual audit and therefore compelled to file for a special extended 45 day period to file our 2019 annual report on Form 10-K with the U.S Securities and Exchange Commission via Form 8-K on March 23, 2020. We relied on the Order provided by the Commission's March 4, 2020 Order, Release No. 34-88318, as modified on March 25, 2020, Release No. 34-88465.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company maintains a virtual office in San Francisco, California, in the United States at 424 Clay Street, Lower Level, San Francisco, CA 94111. Its headquarters are located at 333, Village 6, Amphur Wiang Chiang, Chiang Rai, Thailand.

Location	Address	Size
San Francisco, California	424 Clay Street, Lower Level	n/a (virtual office)
San Francisco, CA 94111
Chiang Rai, Thailand	333, Village 6, AmphurWiang Chiang	16,000 square meters
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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock

Our common stock, par value $0.0001 per share, is not listed or quoted on any securities exchange and there is no public trading market for our common stock or our preferred stock, par value $0.0001 per share.

Stock Offering

On December 28, 2018, the Company filed its Form S-1 registration statement under The Securities Act of 1933 registering 500,000 shares of common stock for sale at $0.80 cents per share. The Form S-1 went effective as of February 11, 2019. As of the date of this Form 10-K, the Company had sold 5,000 shares of common stock to one investor.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 1,000,000,000 shares of common stock, par value $0.0001 per share (the “Common Stock”) as amended. The Common Stock is not listed on a publicly-traded market or exchange. As of December 31, 2019, there were 120,105,000 shares issued and outstanding.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”). The Company has issued 500,000 shares of Series A designated preferred stock.

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

Holders of Record

As of the close of business on August 19, 2020, there were 12 stockholders of record of our common stock and 1 stockholder of record of our preferred common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations for the Year Ended December 31, 2019, compared to the Year Ended December 31, 2018

Revenues

Sales revenue for the year ended December 31, 2019, was $12,997, compared to $10,833 for the year ended December 31, 2018, an increase of $2,164.

Cost of Goods Sold

Cost of revenue for the year ended December 31, 2019, was $79,735, compared to $7,246 for the year ended December 31, 2018, an increase of $72,489. This increase was due to the inventory reverse included in cost of revenue during the period.

Operating Expenses

General and administrative expense was $146,526 for the year ended December 31, 2019, compared to $220,962 for the year ended December 31, 2018, a decrease of $75,800.

Rent expense was $11,605 for the year ended December 31, 2019, compared to $13,002 for the year ended December 31, 2018, a decrease of $1,397.

Advertising and promotion expenses were $1,154 for the year ended December 31, 2019, compared to $12,233 for the year ended December 31, 2018, a decrease of $11,079. Advertising and promotion expense consists of advertising in magazines and promotional product giveaways of t-shirts and other souvenirs.

Professional fees were $28,347 for the year ended December 31, 2019, compared to $12,600 for year ended December 31, 2018, an increase of $15,747.

Other Income (Expenses)

Interest income for the year ended December 31, 2019, was $0, compared to $2 for the year ended December 31, 2018.

Interest expense for the year ended December 31, 2019, was $1,731, compared to $2,566 for the year ended December 31, 2018.

Net Loss

Net loss for the year ended December 31, 2019, was $256,101, compared to $257,774 for the year ended December 31, 2018.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ANDES7, Inc. as of December 31, 2019 and 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

September 14, 2020

ANDES 7, INC. and Subsidiary
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018

ASSETS

Current assets:
Cash	$1,269	$2,216
Accounts receivable	—	618
Inventory, net	8,381	81,279
Other current assets	2,914	3,323
Total current assets	12,564	87,436
Office deposit	—	8,042
Deposit – land contract	295,849	271,110
Construction in progress	22,429	20,646
ROU asset - operating lease	14,052	—
Property and equipment, net	237,393	245,313
Total assets	$582,287	$632,547

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$9,174	$6,751
Due to a related party	42,730	43,720
Loans from directors	1,495,538	1,236,719
Loans payable, current portion	10,196	10,396
Total current liabilities	1,557,638	1,297,586

Long term liabilities:
Loans payable, non-current	3,081	13,538
Operating lease liability	14,052	—
Total liabilities	1,574,771	1,311,124

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 500,000 shares issued and outstanding as on December 31, 2019 and 2018 respectively	50	50
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 120,105,000 and 120,100,000 shares issued and outstanding as on December 31, 2019 and 2018 respectively	12,011	12,010
Additional paid in capital	243,033	238,044
Accumulated deficit	(1,147,770)	(891,669)
Accumulated other comprehensive loss	(99,808)	(37,012)
Total stockholders’ deficit	(992,484)	(678,577)

Total liabilities and stockholders’ deficit	$582,287	$632,547

The accompanying notes are an integral part of these audited consolidated financial statements.

ANDES 7, INC. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2019	2018
Revenue	$12,997	$10,833
Cost of revenue	79,735	7,246
Gross Margin	(66,738)	3,587

Operating expenses:
General and administrative	146,526	220,962
Rent expense	11,605	13,002
Advertising and promotion	1,154	12,233
Professional fees	28,347	12,600
Total operating expenses	187,632	258,797
Loss from operations	(254,370)	(255,210)
Other income (expense):
Interest income	—	2
Interest expense	(1,731)	(2,566)
Total other income (expense)	(1,731)	(2,564)
Loss before income taxes	(256,101)	(257,774)

Provision for income taxes	—	—
Net loss	$(256,101)	$(257,774)

Other comprehensive income (loss):
Foreign currency translation adjustment	(62,796)	13,964
Comprehensive loss	$(318,4897)	$(243,810)

Loss per share basic & diluted	$(0.00)	$(0.00)

Weighted average outstanding shares, basic & diluted	120,101,301	64,949,315

The accompanying notes are an integral part of these audited consolidated financial statements
F-3

ANDES 7, INC. and Subsidiary CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY DECEMBER 31, 2019 AND 2018
	Preferred Stock		Common Stock		Additional paid in	Subscriptions	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	capital	Receivable	Deficit	Income	Total

Balance, December 31, 2017	—	—	10,100,000	$1,010	$249,044	$—	$(633,895)	$(50,976)	$(434,817)
Preferred stock issued	500,000	50							50
Shares cancelled under merger plan with Abina	—	—	(1,000,000)	(100)	—	—	—	—	(100)
Shares issued under merger plan with Abina	—	—	111,000,000	11,100	(11,000)	—	—	—	100
Foreign currency translation adjustment	—	—	—	—	—	—	—	13,964	13,964
Net loss for the year ended December 31, 2018	—	—	—	—	—	—	(257,774)	—	(257,774)
Balance, December 31, 2018	500,000	50	120,100,000	12,010	238,044	—	(891,669)	(37,012)	(678,577)
Debt forgiveness	—	—	—	—	990	—	—	—	990
Foreign currency translation adjustment	—	—	—	—	—	—	—	(62,796)	(62,796)
Common shares issued for cash	—	—	5,000	1	3,999	—	—	—	4,000
Net loss for the year ended December 31, 2019	—	—	—	—	—	—	(256,101)	—	(256,101)
Balance, December 31, 2019	500,000	50	120,105,000	12,011	243,033	—	(1,147,770)	(99,808)	(992,484)

The accompanying notes are an integral part of these audited consolidated financial statements

ANDES 7, INC. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(256,101)	$(257,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	29,683	27,745

Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	618	2,974
(Increase) Decrease in inventory	72,898	(14,951)
Decrease in other assets	8,451	(1,086)
Increase in other liabilities	—	—
Decrease in accounts payable and accrued liabilities	2,423	2,322
Increase in deposits	(24,739)	(104,967)
Net cash used in operating activities	(166,767)	(345,737)
Cash flows from investing activities:
Construction in progress	(1,783)	774
Purchase of property and equipment	(21,763)	(13,384)
Net cash used in investing activities	(23,546)	(12,610)

Cash flows from financing activities:
Repayment to related party debt	—	(6,550)
Proceeds from sales of common stock	4,000	—
Proceed from preferred stock issued	—	50
Net proceeds from Director loans	258,819	305,270
Net proceeds (payments) from loans	(10,657)	(12,106)
Net cash provided by financing activities	252,162	286,664

Effects of currency translation on cash	(62,796)	13,964

Net increase in cash, cash equivalents, and restricted cash including exchange rate effect	(947)	(57,719)
Cash, cash equivalents, and restricted cash at beginning of year	2,216	59,935
Cash, cash equivalents, and restricted cash at end of year	$1,269	$2,216

Supplemental disclosures:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Non-cash transactions:
Shares issued under merger plan with Abina	—	—
Debt forgiveness	$990	—

The accompanying notes are an integral part of these audited consolidated financial statements
F-5

ANDES 7, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Translation Adjustment

For the periods ended December 31, 2019 and 2018, the accounts of the Company were maintained, and its financial statements were expressed, in BAHT.  Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification (ASC 830), with the BAHT as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital.  Transaction gains and losses are reflected in the income statement.

Comprehensive Income/(Loss)

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the period ended December 31, 2019 and 2018 is included in the statement of operations as a foreign currency translation adjustment.

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

NOTE 4 – INVENTORY

As of December 31, 2019 and December 31, 2018, inventory reserves were $75,431 and $0, respectively.

	December 31, 2019	December 31, 2018
Inventory, gross	$83,812	$81,279
Inventory reserve	(75,431)	—
Inventory, net	8,381	81,279

NOTE 5 – DEPOSIT - LAND CONTRACT

In 2016 Abina entered into an agreement to purchase land in Chiang Rai, Thailand for 200 million Baht. The Company has paid a $195,043 deposit (5.8 million Baht) as of December 31, 2019 and the balance of 194.2 million Baht is due on per the terms of an extension given in an amended agreement. The Company plans on developing the land as a tourist destination and is currently in the process of building a café on the property.

NOTE 6 – CONSTRUCTION IN PROGRESS

In 2016 the Company incurred $79,744 of construction related costs of which approximately $68,000 was for the building of the café and the remaining balance of almost $12,000 primarily consisted of land and site development costs. As of December 31, 2019, the balance in the construction in progress account has increased to $22,429.

NOTE 7 – PROPERTY AND EQUIPMENT

The Company’s property and equipment primarily consists of office furniture and equipment and it is being depreciated using the straight-line method over a period of five years.

	December 31, 2019	December 31, 2018
Office Equipment	$66,824	$59,819
Accounting Software	832	766
Flag Costs	32,799	30,192
Vehicles	93,167	85,761
Buildings and land costs	153,718	141,499
Total property & equipment	347,340	318,037
Less accumulated depreciation	(109,947)	(72,724)
Property & equipment, net	$237,393	$245,313

Depreciation expense for the year ended December 31, 2019 and 2018 totaled $29,683 and $20,776 respectively.

NOTE 8 – LOANS PAYABLE

The Company has entered into two financing agreements for its vehicles used in the business. The following is a summary of these loans payable as of December 31, 2019:

Loan	Issue Date	Maturity Date	Interest Rate	Beginning Balance	Payments	Balance 12/31/18	Payments	Balance 12/31/19
Siam Commercial Bank #1	7/14/2016	7/14/2020	5.029%	$29,846	(7,442)	14,438	(7,087)	7,351
Siam Commercial Bank #2	11/29/2016	11/29/2020	8.98%	15,801	(2,165)	9,496	(3,570)	5,926

NOTE 9 – PREFERRED STOCK

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

NOTE 10 – COMMON STOCK

The Company is authorized to issue 1,000,000,000 shares of $0.0001 par value common stock.

During the year December 31, 2018, as part of the Agreement and Plan of Merger with Abina Co. Ltd., the Company issued 111,000,000 shares of its common stock. In addition, Andrew Khor Poh Kiang cancelled 1,000,000 shares of his common stock.

During the year ended December 31, 2019, the Company issued 5,000 shares of its common stock for cash totaling $4,000.

NOTE 11 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2016, directors of Abina had loaned the Company a total of $655,565. The funds were used to pay for general operating expenses. All loans are unsecured, non-interest bearing and due on demand. As of December 31, 2019, the balance due was $1,495,538.

Since 2016, a related party had advanced the Company funds to pay for general operating expenses. The funds were unsecured, non-interest bearing and due on demand. During the three months ended June 30, 2019, Mr. Richard Chiang forgave the $990 due to him in connection with the 9,900,000 shares redeemed earlier and recorded $990 as debt forgiveness. As of December 31, 2019 and 2018, due to related party balance due was $42,730 and $43,720, respectively.

NOTE 12 – COMMITMENT

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

NOTE 13 – INCOME TAXES

The Company operates in Thailand and has no activities in the United States. Pursuant to the income tax laws of Thailand, the statutory income tax rate is 15% for taxable income of approximately $85,000 or less and 20% for taxable income in excess of $85,000. The Company utilizes a 20% income tax rate for purposes of estimating its tax valuation allowance.

The provision for Federal income tax consists of the following for the year ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Federal income tax benefit attributable to:
Current Operations	$53,781	$54,133
Less: valuation allowance	(53,781)	(54,133)
Net provision for Federal income taxes	$—	$—

Net deferred tax assets consist of the following components as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Unused tax loss brought forward	$(891,669)	$(633,895)
Loss for the year	(256,101)	(257,774)
Expenses not deductible for tax	—	—
Total net operating loss carry forwards	$(1,147,770)	$(891,669)
Effective tax rate	21%	21%
Unrecognized deferred tax asset carried forward	$241,032	$187,250
Less: valuation allowances	(241,032)	(187,250)
Deferred income tax benefit, net of valuation allowance	$—	$—

The Company has not recognized a deferred tax asset in these financial statements as it is not more-likely-than-not that the future taxable profit against which loss can be utilized will be realized.  Accordingly, a 100% valuation allowance has been made.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

For the year ended
December 31, 2019
Statutory Federal Income Tax Rate	21%
Nontaxable permanent differences	—
Change in valuation allowance	(21)%
Income tax provision	—

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties in general and administrative expenses in the statement of operations.  For the period ended December 31, 2019 and 2018, the Company had no related interest and penalties expenses. Currently, the Company is not undergoing examination by major tax jurisdictions, but the tax authority in Thailand has the right to examine the Company’s 2019 and 2018 income tax return.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The balance of related after-tax components comprising accumulated other comprehensive income included in stockholders’ equity were as follows:

	December 31, 2019	December 31, 2018
Accumulated other comprehensive loss, beginning of period	$(37,012)	$(50,976)
Change in cumulative translation adjustment	(62,796)	13,964
Accumulated other comprehensive loss	$(99,808)	$(37,012)

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2019, the Company issued 35,000 shares of its common stock for cash totaling $28,000.

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, December 31, 2019. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). As a result of this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2020: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2019 have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

The names and ages of the directors and executive officers of the Company and their positions with the Company are as follows:

Name	Age	Position
Executive Officers
Andrew Khor Poh Kiang	53	President, Chief Executive Officer, Chairman
Lee Kok Keing	58	Chief Financial Officer
Choon Moh Khor	61	Chief Operations Officer
Jannie Gui Honey	50	Secretary
Dr. Ng Mooi Eng	52	Treasurer

Officers and Directors

Andrew Khor Poh Kiang –President, Chief Executive Officer and Chairman: From 2000 to 2002, Mr. Khor was the assistant to Consul General Mr. Wan Jaafar Wan Noor from the Ministry of Foreign Affairs, Malaysia in Thailand. From 2002 to 2006, Mr. Khor was managing SAG Group Company Limited in Thailand, a mining company he controlled that supplied iron ore to China. From 2006 to present, Mr. Khor has been involved in the High Technology area through " The Super Conductivity Maglev System " of Japan Flagship Group " or known as FSG, as its South East Asia Representative, dealing with local governments in South East Asia for the " HIGH SPEED SURFACE TRAIN  " and also appointed by STAR CRUISES, Berjaya Group and TanjungRhu Resorts as human resources trainer in hospitality and residential property development. Mr. Khor is the President of AbinaAsean Co., Ltd. Mr. Khor holds a Masters of Business Administration from ICS Singapore.

Lee Kok Keing --Chief Financial Officer: Mr. Lee began his career in banking and finance with RHB Bank Berhad from 1979 to 2006, he held various positions and served as branch manager for a few years. From 2006 to 2015, he joined RHB Investment Bank Berhad (formerly OSK Investment Bank) and served in several executive positions as head of branch.

Choon Moh Khor --Chief Operations Officer: Mr. Khor began his career as a machine operator for a plastics company in 1978 and has 40 years experience in customer network operations, marketing, brand building, and general management. Over the course of his experience, he has worked in various positions for companies such as Toyo Ink Sdn. Bhd., Kwong Lee Hang Sdn. Bhd, PEC Engineering Sdn. Bhd, British-American Insurance, Automobile Rust Hunter Sdn. Bhd, Pearl Jojoba Sdn. Bhd, Cyber-Trend Marketing Sdn. Bhd,and Yzon Distribution & Marketing Sdn. Bhd.

Jannie Gui Honey --Secretary: Ms. Gui was employed by NBE Construction Sdn Bhd for 27 years as an Accounts Clerk; she worked as Sales Manager for Vanhoden Sdn Bhd from 2005 to 2010 and as its Operating Manager from 2010 to 2014. Most recently, she has held the position of Secretary for Abina Company Limited from 2015 to present.

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

The following table summarizes the compensation paid to our President and Chief Executive Officer and Chief Financial Officer, (collectively, the “Named Executive Officers”) during or with respect to the fiscal year ended December 31, 2019 and December 31, 2018.

Summary Compensation Table

Name and principal position	Year	Salary	Bonus	Non-Equity Incentive Plan (1)	All other compensation (2)	Total
Andrew Khor Poh Kiang (1)	2019	—	—	—	—	—
President, CEO and Chairman	2018	—	—	—	—	—
Lee KokKeing (2)	2019	—	—	—	—	—
CFO	2018	—	—	—	—	—

(1) Mr. Khor became our President and Chief Executive Officer on February 12, 2016, in connection with the change in control of our company from our former control shareholder. Mr. Khor did not receive any compensation with respect to the years ended December 31, 2019 and December 31, 2018. Mr. Khor is not currently being paid an annual salary for serving as our President, Chief Executive Officer and Chairman. He will be eligible for additional bonus compensation, to be determined by the Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of August 19, 2020, there were 120,140,000 shares of common stock issued and outstanding.  The following table sets forth certain information regarding the beneficial ownership of the outstanding shares as of the date of this Report, (i) each of our executive officers and directors; and (ii) all of our executive officers and directors as a group.

Except as otherwise indicated, each such person has investment and voting power with respect to such shares, subject to community property laws where applicable.   The address of all individuals for whom an address is not otherwise indicated is 333, Village 6, AmphurWiang Chiang, Chiang Rai, Thailand 57150.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Andrew Khor Poh Kiang	Common Stock	54,390,000	45%
All Directors and Officers as a group, 1 person
ManichanKhor(3)	Common Stock	55,500,000	46%
TantidaSae-Tang	Common Stock	1,110,000	*
AbinaAsean, Co. Ltd. (Republic of Seychelles)	Common Stock	8,000,000	7%
Dr. Ir. HM ItocTochija	Common Stock	1,000,000	*
Tech Associates, Inc.(2)	Common Stock	100,000	*
Manichan Khor	Series A Preferred	500,000	100%

 *Denotes less than 5%.

(1) The above table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable. Unless otherwise indicated, beneficial ownership is determined in accordance with the Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, and includes voting or investment power with respect to the shares beneficially owned. Applicable percentages are based upon 120,140,000 shares of common stock outstanding as of August 19, 2020.

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

Director Independence

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to us by BF Borgers CPA PC and De Leon & Co, P.A. for professional services rendered during the years ended December 31, 2019 and 2018:

Service		2019		2018
Audit Fees	$		$
Audit-Related Fees		20,000		50,400
Tax Fees		—		—
All Other Fees		—		—
Total		$20,000		$50,400

1)	Audit Fees consist of fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements.

2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” This category includes fees related to due diligence services pertaining to potential business acquisitions/disposition; and consultation regarding accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standard or interpretation by the SEC, FASB or other regulatory or standard-setting bodies as well as general assistance with implementation of the requirements of SEC rules or listing standards promulgated pursuant to the Sarbanes-Oxley Act of 2002.

3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance, planning and advice.

4)	All Other Fees consist of fees for products and services other than the services reported above.

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

Audit Fees

The aggregate fees incurred during the years ended December 31, 2019 and 2018 for professional services rendered by the independent registered public accounting firm for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were $20,000 and $50,400, respectively.

Audit Related Fees

None.

Tax Fees

There were no fees billed by De Leon & Co, P.A.or BF Borgers CPA PC for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2019 and 2018.

All Other Fees

There were no fees billed by De Leon & Co, P.A. or BF Borgers CPA PC for other products and services for the fiscal years ended December 31, 2019 and 2018.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

 PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Exhibits:

Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	08/07/15
3.2	By-Laws		10		3.2	08/07/15
3.3	Certificate of Amendment to Certificate of Incorporation, dated February 25, 2016		8-K		3.3	03/04/16
4.1	Specimen Stock Certificate		10		4.1	08/07/15
10.1	Land Purchase Extension to December 15, 2020	X
10.2	Café Land Extension Due December 20, 2020	X
21.1	Subsidiaries	X
99.1	Consent in Lieu of Shareholder Meeting, dated, February 12, 2016		8-K		99.1	02/16/16
99.2	Resolutions of the Board of Directors, dated, February 12, 2016		8-K		99.2	02/16/16
99.3	Resolutions of the Board of Directors, dated, February 12, 2016		8-K		99.3	02/16/16
99.4	Stock Subscription Agreement, Abina Asean Co. Ltd.		8-K		99.4	02/16/16
99.5	Stock Subscription Agreement, Toh Kean Ban		8-K		99.5	02/16/16
99.6	Stock Subscription Agreement, Dr. Ir. H.M Itoc Tochija		8-K		99.6	02/16/16
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension CalculationLinkbase Document	X
101.LAB	XBRL Taxonomy Extension Label LinkbaseDocument	X
101.PRE	XBRL Taxonomy Extension Presentation LinkbaseDocument	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDES 7 INC.

Dated: September 14, 2020

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

Name	Title	Date

By: /s/ Andrew Khor Poh Kiang	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	September 14, 2020

