Form 10-Q
period 2020-06-30
ANDES 7 INC.
filed 2020-12-17
CIK 1650205

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 16, 2020, the issuer had 120,140,000 shares of its common stock issued and outstanding.

2

Item 1. Unaudited Financial Statements

ANDES 7, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

ANDES 7, INC. and Subsidiary
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS

Current assets:
Cash	$4,119	$1,269
Accounts receivable	—	—
Inventory, net	7,915	8,381
Other current assets	1,843	2,914
Total current assets	13,877	12,564
Deposit – land contract	282,395	295,849
Construction in progress	21,623	22,429
ROU asset - operating lease	8,470	14,052
Property and equipment, net	206,331	237,393
Total assets	$532,696	$582,287

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$10,059	$9,174
Due to a related party	42,730	42,730
Loans from directors	1,462,714	1,495,538
Loans payable, current portion	2,437	10,196
Total current liabilities	1,517,940	1,557,638

Long term liabilities:
Loans payable, non-current	736	3,081
Operating lease liability	8,470	14,052
Total liabilities	1,527,146	1,574,771

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 500,000 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	50	50
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 120,140,000 and 120,105,000 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	12,015	12,011
Additional paid in capital	271,029	243,033
Accumulated deficit	(1,209,424)	(1,147,770)
Accumulated other comprehensive loss	(68,120)	(99,808)
Total stockholders’ deficit	(994,450)	(992,484)

Total liabilities and stockholders’ deficit	$532,696	$582,287

The accompanying notes are an integral part of these consolidated financial statements.

ANDES 7, INC. and Subsidiary
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$9,841	$4,807	$17,434	$7,245
Cost of revenue	23	1,993	159	2,947
Gross Margin	9,818	2,814	17,275	4,298

Operating expenses:
General and administrative	23,905	44,957	62,507	73,091
Rent expense	2,759	2,851	5,639	5,698
Advertising and promotion	—	143	—	848
Professional fees	5,000	13,028	10,000	20,767
Total operating expenses	31,664	60,979	78,146	100,404
Loss from operations	(21,846)	(58,165)	(60,871)	(96,106
Other income (expense):
Interest expense	(429)	(426)	(783)	(775
Total other income (expense)	(429)	(426)	(783)	(775
Loss before income taxes	(22,275)	(58,591)	(61,654)	(96,881
Provision for income taxes	—	—	—	—
Net loss	$(22,275)	$(58,591)	$(61,654)	$(96,881

Other comprehensive income (loss):
Foreign currency translation adjustment	(54,517)	(26,070)	31,688	(38,262
Comprehensive income (loss)	$(76,792)	$(84,661)	$(29,966)	$(135,143

Profit (loss) per share basic & diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00

Weighted average outstanding shares, basic & diluted	120,140,000	120,100,000	120,132,665	120,100,000

The accompanying notes are an integral part of these consolidated financial statements

ANDES 7, INC. and Subsidiary
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the Three Months Ended June 30, 2019 (Unaudited)
	Preferred Stock		Common Stock		Additional paid	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	in capital	Deficit	Income	Total

Balance, March 31, 2019	500,000	50	120,100,000	$12,010	$238,044	$(929,959)	$(49,204)	$(729,059)
Debt forgiveness	—	—	—	—	990	—	—	990
Foreign currency translation adjustment	—	—	—	—	—	—	(26,070)	(26,070)
Net loss for the three months ended June 30, 2019	—	—	—	—	—	(58,591)	—	(58,591)
Balance, June 30, 2019	500,000	50	120,100,000	$12,010	$239,034	$(988,550)	$(75,274)	$(812,730)

ANDES 7, INC. and Subsidiary
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2019 (Unaudited)
	Preferred Stock		Common Stock		Additional paid	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	in capital	Deficit	Income	Total

Balance, December 31, 2018	500,000	50	120,100,000	$12,010	$238,044	$(891,669)	$(37,012)	$(678,577)
Debt forgiveness					990			990
Foreign currency translation adjustment	—	—	—	—	—	—	(38,262)	(38,262)
Net loss for the six months ended June 30, 2019	—	—	—	—	—	(96,881)	—	(96,881)
Balance, June 30, 2019	500,000	50	120,100,000	$12,010	$239,034	$(988,550)	$(75,274)	$(812,730)

ANDES 7, INC. and Subsidiary
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the Three Months Ended June 30, 2020 (Unaudited)
	Preferred Stock		Common Stock		Additional paid	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	in capital	Deficit	Income	Total

Balance, March 31, 2020	500,000	50	120,140,000	$12,015	$271,029	$(1,187,149)	$(13,603)	$(917,658)
Foreign currency translation adjustment	—	—	—	—	—	—	(54,517)	(54,517)
Net loss for the three months ended June 30, 2020	—	—	—	—	—	(22,275)	—	(22,275)
Balance, June 30, 2020	500,000	50	120,140,000	$12,015	$271,029	$(1,209,424)	$(68,120)	$(994,450)

ANDES 7, INC. and Subsidiary
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2020 (Unaudited)
	Preferred Stock		Common Stock		Additional paid	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	in capital	Deficit	Income	Total

Balance, December 31, 2019	500,000	50	120,105,000	$12,011	$243,033	$(1,147,770)	$(99,808)	$(992,484)
Foreign currency translation adjustment	—	—	—	—	—	—	31,688	31,688
Common shares issued for cash	—	—	35,000	4	27,996	—	—	28,000
Net loss for the six months ended June 30, 2020	—	—	—	—	—	(61,654)	—	(61,654)
Balance, June 30, 2020	500,000	50	120,140,000	$12,015	$271,029	$(1,209,424)	$(68,120)	$(994,450)
The accompanying notes are an integral part of these consolidated financial statements

ANDES 7, INC. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(61,654)	$(96,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	12,179	14,428
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	—	(882)
(Increase) decrease in inventory	466	(1,467)
(Increase) decrease in other assets	1,071	8,195
Increase (decrease) in accounts payable and accrued liabilities	885	4,328
Net cash used by operating activities	(47,053)	(72,279)
Cash flows from investing activities:
Construction in progress	806	(1,145)
Land deposits	13,454	(46,128)
Purchase or sale of property and equipment	18,883	(13,149)
Net cash provided (used) in investing activities	33,143	(60,422)

Cash flows from financing activities:
Proceeds from sale of common stock	28,000	—
Net proceeds (payments) from Director loans	(32,824)	174,915
Net payments from loans	(10,104)	(4,180)
Net cash provided (used) in financing activities	(14,928)	170,735

Net increase in cash, cash equivalents, and restricted cash	(28,838)	38,034
Effects of currency translation on cash	31,688	(38,262)
Cash, cash equivalents, and restricted cash at beginning of quarter	1,269	2,216
Cash, cash equivalents, and restricted cash at end of quarter	$4,119	$1,988

Supplemental disclosures:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Non-cash transactions:
Debt forgiveness	$—	990

The accompanying notes are an integral part of these consolidated financial statements

ANDES 7, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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

Translation Adjustment

For the six months periods ended June 30, 2020 and 2019, the accounts of the Company were maintained, and its financial statements were expressed, in BAHT.  Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification (ASC 830), with the BAHT as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital.  Transaction gains and losses are reflected in the income statement.

Comprehensive Income/(Loss)

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the period ended June 30, 2020 and 2019 is included in the statement of operations as a foreign currency translation adjustment.

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

NOTE 4 – INVENTORY

As of June 30, 2020 and June 30, 2019, inventory reserves were $71,237 and $0, respectively.

	June 30, 2020	June 30, 2019
Inventory, gross	$79,152	$82,746
Inventory reserve	(71,237)	—
Inventory, net	7,915	82,746

NOTE 5 – DEPOSIT - LAND CONTRACT

In 2016 Abina entered into an agreement to purchase land in Chiang Rai, Thailand for 200 million Baht. The Company has paid a $195,043 deposit (5.8 million Baht) as of June 30, 2020 and the balance of 194.2 million Baht is due as per the terms of an extension given in an amended agreement. The Company plans on developing the land as a tourist destination and is currently in the process of building a café on the property.

NOTE 6 – CONSTRUCTION IN PROGRESS

In 2016 the Company incurred $79,744 of construction related costs of which approximately $68,000 was for the building of the café and the remaining balance of almost $12,000 primarily consisted of land and site development costs. As of June 30, 2020 and June 30, 2019, the balance of construction in progress was $21,623 and $21,791.

NOTE 7 – PROPERTY AND EQUIPMENT

The Company’s property and equipment primarily consists of office furniture and equipment and is being depreciated using the straight-line method over a period of five years. Property and equipment consisted of the following:

	June 30, 2020	June 30, 2019
Office Equipment	$64,421	$63,136
Accounting Software	802	808
Flag Costs	31,620	31,866
Vehicles	44,498	90,516
Buildings and land costs	148,192	149,345
Total property & equipment	289,533	335,671
Less accumulated depreciation	(83,202)	(91,637)
Property & equipment, net	$206,331	$244,034

Depreciation expense for the six months ended June 30, 2020 and June 30, 2019, totaled $12,179 and $14,428.

NOTE 8 – LOANS PAYABLE

The Company has entered into two financing agreements for its vehicles used in the business. The following is a summary of these loans payable as of June 30, 2020:

Loan	Issue Date	Maturity Date	Interest Rate	Beginning Balance	Payments	Balance December 31, 2019	Payments	Balance June 30, 2020
Siam Commercial Bank #1	7/14/2016	7/14/2020	5.029%	$29,846	(22,495)	7,351	(3,747)	3,604
Siam Commercial Bank #2	11/29/2016	11/29/2020	8.98%	15,801	(9,875)	5,926	(5,878)	48

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

NOTE 10– STOCKHOLDERS’ EQUITY

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

NOTE 11– RELATED PARTY TRANSACTIONS

Loans from directors:

During the year ended December 31, 2016, directors of Abina loaned the Company a total of $655,565. The funds were used to pay for general operating expenses. All loans are unsecured, non-interest bearing and due on demand.

During the year ended December 31, 2017, directors of Abina loaned the company a total of $335,884. The funds were used to pay for general operating expenses. All loans are unsecured, non-interest bearing and due on demand. As of December 31, 2017, due to directors was $931,449

During the year ended December 31, 2018, directors of Abina loaned the company a total of $305,270. The funds were used to pay for general operating expenses. All loans are unsecured, non-interest bearing and due on demand. As of December 31, 2018, due to directors was $1,236,719

During the year ended December 31, 2019, directors of Abina loaned the company a total of $53,588. The funds were used to pay for general operating expenses. All loans are unsecured, non-interest bearing and due on demand. As of December 31, 2019, due to directors was $1,495,538.

During the six months ended June 30, 2020, directors of Abina had repaid the directors a total of$32,824. All loans are unsecured, non-interest bearing and due on demand. As of June 30, 2020, the balance due was $1,462,714.

Due to related party:

During 2016, a related party advanced the Company funds to pay for general operating expenses. These funds were unsecured, non-interest bearing and due on demand. As of December 31, 2016, due to a related party was $990.During the three months ended June 30, 2019, the related party Chiang forgave the $990 due in connection with the 9,900,000 shares redeemed earlier and recorded as $990 in debt forgiveness.

During the twelve months ended December 31, 2017, a related party provided $49,280 towards operating expenses. These funds were unsecured, non-interest bearing and due on demand. As of December 31, 2017, due to related party was $50,270.

During the twelve months ended December 31, 2018, $7,500 in related party debt due to Abina was reversed and eliminated in consolidation. On May 10, 2018 preferred shares issued to a related party for $50. On May 14, 2018, the Company received $1,000 from related party. These funds were unsecured, non-interest bearing and due on demand. As of December 31, 2018, due to related party was $43,720.

As of June 30,2020 and December 31, 2019,due to related party balance was $42,730 and $42,730.

NOTE 12 – COMMITMENT

In April 2017, Abina entered into a two-year lease for its office facility in Chiang Rai, Thailand which can be further renewed for two years starting April 1, 2019 and it expires on March 31, 2021. The monthly rent obligation is approximately $963 (Thai baht was converted to USD based on average exchange rate). Minimum required rental payments for June 30, 2020 and June 30, 2019 were$2,889 and $2,889, respectively. Operating lease liability as of June 31, 2020 and December 31, 2019 were $8,740 and $14,052, respectively.

NOTE 13– ACCUMULATED OTHER COMPREHENSIVE LOSS

The balance of related after-tax components comprising accumulated other comprehensive income included in stockholders’ equity were as follows:

	June 30, 2020	June 30, 2019
Accumulated other comprehensive loss, beginning of period	$(99,808)	$(37,012)
Change in cumulative translation adjustment	31,688	(38,262)
Accumulated other comprehensive loss	$(68,120)	$(75,274)

NOTE 14– SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Results of Operations for the Three Months Ended June 30, 2020, compared to the Three Months Ended June 30, 2019

Revenues

Sales revenue for the three months ended June 30, 2020, was $17,434, compared to $7,245 for the three months ended June 30, 2019.

Cost of Goods Sold

Cost of revenue for the three months ended June 30, 2020, was $23, compared to $1,993 for the three months ended June 30, 2019, a decrease of $1,970 This decrease was due to the existing inventory held and limited new designs for our t-shirts and souvenirs that were purchased during the period.

Operating Expenses

General and administrative expense was $23,905 for the three months ended June 30, 2020, compared to $44,957 for the three months ended June 30, 2019, a decrease of $21,052.

Rent expense was $2,759 for the three months ended June 30, 2020, compared to $2,851 for the three months ended June 30, 2019, a decrease of $92.

Advertising and promotion expenses were $0 for the three months ended June 30, 2020, compared to $143 for the three months ended June 30, 2019, a decrease of $143. Advertising and promotion expense consists of advertising in magazines and promotional product giveaways of t-shirts and other souvenirs.

Professional fees were $5,000 for the three months ended June 30, 2020, compared to $13,028 for the three months ended June 30, 2019.

Other Income (Expenses)

Interest income for the three months ended June 30, 2020 and June 30, 2019, was $0.

Interest expense for the three months ended June 30, 2020 was $429, compared to $426 for the three months ended June 30, 2019.

Net Loss

Net loss for the three months ended June 30, 2020 was $22,275, compared to $58,591 for the three months ended June 30, 2019.

Coronavirus and Covid-19 Disclosure

A recurrence of Severe Acute Respiratory Syndrome (SARS), Avian Flu, or another widespread public health problem, such as the spread of H1N1 (“Swine”) Flu, or the Coronavirus/COVID-19/SARS-CoV-2 in the PRC could adversely affect our operations.

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

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of June 30, 2020 we had cash of $4,119 and total liabilities of $1,527,146. We used $47,053 of cash flows in operating activities for the six months ended June 30, 2020. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2020. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2020, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

 Dated:  December 17, 2020

ANDES 7 Inc.

By:	/s/ Andrew Khor Poh Kiang
Andrew Khor Poh Kiang President, Chief Executive Officer, Chairman of the Board of Directors

 Dated: December 17, 2020

By:	/s/ Lee Kok Keing
Lee Kok Keing Chief Financial Officer

