Form 10-Q
period 2020-09-30
ANDES 7 INC.
filed 2021-01-22
CIK 1650205

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of January 22, 2021, the issuer had 120,140,000 shares of its common stock issued and outstanding.

2

Item 1. Unaudited Financial Statements

ANDES 7, INC. and Subsidiary
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS

Current assets:
Cash	$706	$1,269
Accounts receivable	—	—
Inventory, net	5,844	8,381
Other current assets	5	2,914
Total current assets	6,555	12,564
Deposit – land contract	277,061	295,849
Construction in progress	21,124	22,429
ROU asset - operating lease	5,647	14,052
Property and equipment, net	196,467	237,393
Total assets	$506,854	$582,287

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$3,884	$9,174
Due to a related party	42,930	42,730
Loans from directors	1,464,590	1,495,538
Loans payable, current portion	2,057	10,196
Total current liabilities	1,513,461	1,557,638

Long term liabilities:
Loans payable, non-current	622	3,081
Operating lease liability	5,647	14,052
Total liabilities	1,519,730	1,574,771

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 500,000 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	50	50
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 120,140,000 and 120,105,000 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	12,015	12,011
Additional paid in capital	271,029	243,033
Accumulated deficit	(1,250,660)	(1,147,770
Accumulated other comprehensive loss	(45,310)	(99,808
Total stockholders’ deficit	(1,012,876)	(992,484

Total liabilities and stockholders’ deficit	$506,854	$582,287

The accompanying notes are an integral part of these consolidated financial statements.

ANDES 7, INC. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$9,540	$2,253	$26,974	$9,498
Cost of revenue	1,895	321	2,054	3,268
Gross Margin	7,645	1,932	24,920	6,230

Operating expenses:
General and administrative	36,431	41,147	98,938	114,238
Rent expense	2,933	2,933	8,572	8,631
Advertising and promotion	—	9	—	857
Professional fees	9,440	2,700	19,440	23,467
Total operating expenses	48,804	46,789	126,950	147,193
Loss from operations	(41,159)	(44,857)	(102,030)	(140,963)
Other income (expense):
Interest expense	(77)	(513)	(860)	(1,288)
Total other income (expense)	(77)	(513)	(860)	(1,288)
Loss before income taxes	(41,236)	(45,370)	(102,890)	(142,251)
Provision for income taxes	—	—	—	—
Net loss	$(41,236)	$(45,370)	$(102,890)	$(142,251)

Other comprehensive income (loss):
Foreign currency translation adjustment	22,810	(1,023)	54,498	(39,285)
Comprehensive income (loss)	$(18,426)	$(46,393)	$(48,392)	$(181,536)

Profit (loss) per share basic & diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average outstanding shares, basic & diluted	120,140,000	120,100,163	120,135,128	120,100,055

The accompanying notes are an integral part of these consolidated financial statements

ANDES 7, INC. and Subsidiary
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the Three Months Ended September 30, 2019 (Unaudited)
	Preferred Stock		Common Stock		Additional paid	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	in capital	Deficit	Income	Total

Balance, June 30, 2019	500,000	50	120,100,000	$12,010	$239,034	$(988,550)	$(75,274)	$(812,730)
Common shares issued for cash	—	—	5,000	1	3,999	—	—	4,000
Foreign currency translation adjustment	—	—	—	—	—	—	(1,023)	(1,023)
Net loss for the three months ended September, 2019	—	—	—	—	—	(45,370)	—	(45,370)
Balance, September 30, 2019	500,000	50	120,105,000	$12,011	$243,033	$(1,033,920)	$(76,297)	$(855,123)

ANDES 7, INC. and Subsidiary
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2019 (Unaudited)
	Preferred Stock		Common Stock		Additional paid	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	in capital	Deficit	Income	Total

Balance, December 31, 2018	500,000	50	120,100,000	$12,010	$238,044	$(891,669)	$(37,012)	$(678,577)
Debt forgiveness	—	—	—	—	990	—	—	990
Common shares issued for cash	—	—	5,000	1	3,999	—	—	4,000
Foreign currency translation adjustment	—	—	—	—	—	—	(39,285)	(39,285)
Net loss for the nine months ended September 30, 2019	—	—	—	—	—	(142,251)	—	(142,251)
Balance, September 30, 2019	500,000	50	120,105,000	$12,011	$243,033	$(1,033,920)	$(76,297)	$(855,123)

ANDES 7, INC. and Subsidiary
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the Three Months Ended September 30, 2020 (Unaudited)
	Preferred Stock		Common Stock		Additional paid	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	in capital	Deficit	Income	Total

Balance, June 30, 2020	500,000	50	120,140,000	$12,015	$271,029	$(1,209,424)	$(68,120)	$(994,450)
Foreign currency translation adjustment	—	—	—	—	—	—	22,810	22,810
Net loss for the three months ended September 30, 2020	—	—	—	—	—	(41,236)	—	(41,236)
Balance, September 30, 2020	500,000	50	120,140,000	$12,015	$271,029	$(1,250,660)	$(45,310)	$(1,012,876)

ANDES 7, INC. and Subsidiary
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2020 (Unaudited)
	Preferred Stock		Common Stock		Additional paid	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	in capital	Deficit	Income	Total

Balance, December 31, 2019	500,000	50	120,105,000	$12,011	$243,033	$(1,147,770)	$(99,808)	$(992,484)
Foreign currency translation adjustment	—	—	—	—	—	—	54,498	54,498
Common shares issued for cash	—	—	35,000	4	27,996	—	—	28,000
Net loss for the nine months ended September 30, 2020	—	—	—	—	—	(102,890)	—	(102,890)
Balance, September 30, 2020	500,000	50	120,140,000	$12,015	$271,029	$(1,250,660)	$(45,310)	$(1,012,876)

The accompanying notes are an integral part of these consolidated financial statements

ANDES 7, INC. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(102,890)	$(142,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	17,555	21,999
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	—	(885)
(Increase) decrease in inventory	2,537	(1,254)
(Increase) decrease in other assets	2,909	8,234
Increase (decrease) in accounts payable and accrued liabilities	(5,290)	(782)

Net cash used by operating activities	(85,179)	(114,939)
Cash flows from investing activities:
Construction in progress	1,305	(1,168)
Land deposits	18,788	(46,458)
Purchase or sale of property and equipment	23,371	(15,169)
Net cash provided (used) in investing activities	43,464	(62,795)

Cash flows from financing activities:
Proceeds from sale of common stock	28,000	4,000
Proceeds from related party	200	—
Net proceeds (payments) from Director loans	(30,948)	224,320
Net payments from loans	(10,598)	(7,927)
Net cash provided (used) in financing activities	(13,346)	220,393

Net increase in cash, cash equivalents, and restricted cash	(55,061)	42,659
Effects of currency translation on cash	54,498	(39,285)
Cash, cash equivalents, and restricted cash at beginning of quarter	1,269	2,216
Cash, cash equivalents, and restricted cash at end of quarter	$706	$5,590

Supplemental disclosures:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Non-cash transactions:
Debt forgiveness	$—	990

The accompanying notes are an integral part of these consolidated financial statements

ANDES 7, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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

Translation Adjustment

For the nine months periods ended September 30, 2020 and 2019, the accounts of the Company were maintained, and its financial statements were expressed, in BAHT.  Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification (ASC 830), with the BAHT as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital.  Transaction gains and losses are reflected in the income statement.

Comprehensive Income/(Loss)

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the period ended September 30, 2020 and 2019 is included in the statement of operations as a foreign currency translation adjustment.

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

NOTE 4 – INVENTORY

As of September 30, 2020 and September 30, 2019, inventory reserves were $67,082 and $0, respectively.

	September 30, 2020	September 30, 2019
Inventory, gross	$72,926	$82,533
Inventory reserve	(67,082)	—
Inventory, net	5,844	82,533

NOTE 5 – DEPOSIT - LAND CONTRACT

In 2016 Abina entered into an agreement to purchase land in Chiang Rai, Thailand for 200 million Baht. The Company has paid a $195,043 deposit (5.8 million Baht) as of September 30, 2020 and the balance of 194.2 million Baht is due as per the terms of an extension given in an amended agreement. The Company plans on developing the land as a tourist destination and is currently in the process of building a café on the property.

NOTE 6 – CONSTRUCTION IN PROGRESS

In 2016 the Company incurred $79,744 of construction related costs of which approximately $68,000 was for the building of the café and the remaining balance of almost $12,000 primarily consisted of land and site development costs. As of September 30, 2020 and September 30, 2019, the balance in the construction in progress account is $21,124 and $21,814.

NOTE 7 – PROPERTY AND EQUIPMENT

The Company’s property and equipment primarily consists of office furniture and equipment and is being depreciated using the straight-line method over a period of five years. Property and equipment consisted of the following:

	September 30, 2020	September 30, 2019
Office Equipment	$62,934	$64,990
Accounting Software	783	809
Flag Costs	30,890	31,899
Vehicles	43,471	90,611
Buildings and land costs	144,770	149,500
Total property & equipment	282,848	337,809
Less accumulated depreciation	(86,381)	(99,326)
Property & equipment, net	$196,467	$238,483

Depreciation expense for the nine months ended September 30, 2020 and September 30, 2019, totaled $17,460 and $21,999 respectively.

NOTE 8 – LOANS PAYABLE

The Company has entered into two financing agreements for its vehicles used in the business. The following is a summary of these loans payable as of September 30, 2020:

Loan	Issue Date	Maturity Date	Interest Rate	Beginning Balance	Payments	Balance December 31, 2019	Payments	Balance September 30, 2020
Siam Commercial Bank #1	7/14/2016	7/14/2020	5.029%	$29,846	(22,495)	7,351	(4,271)	3,080
Siam Commercial Bank #2	11/29/2016	11/29/2020	8.98%	15,801	(9,875)	5,926	(5,926)	-

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

During the nine months ended September 30, 2020, directors of Abina had repaid the directors a total of $30,948. All loans are unsecured, non-interest bearing and due on demand. As of September 30, 2020, the balance due was $1,464,590.

Due to related party:

During 2016, a related party advanced the Company funds to pay for general operating expenses. These funds were unsecured, non-interest bearing and due on demand. As of December 31, 2016 ,due to a related party was $990. During the three months ended June 30, 2019, the related party Chiang forgave the $990 due in connection with the 9,900,000 shares redeemed earlier and recorded as $990 in debt forgiveness.

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

During the three months ended September 30, 2020, a related party provided $200 towards bank deposit. These funds were unsecured, non-interest bearing and due on demand. As of September 30, 2020 and December 31, 2019, due to related party balance was $42,930 and $42,730, respectively.

NOTE 12 – COMMITMENT

In April 2017, Abina entered into a two-year lease for its office facility in Chiang Rai, Thailand which can be further renewed for two years starting April 1, 2019 and it expires on March 31, 2021. The monthly rent obligation is approximately $963 (Thai baht was converted to USD based on average exchange rate). Minimum required rental payments for September 30, 2020 and September 30, 2019 were $2,889 and $2,889, respectively. Operating lease liability as of September 30, 2020 and December 31, 2019 were $5,647 and $14,052, respectively.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The balance of related after-tax components comprising accumulated other comprehensive income included in stockholders’ equity were as follows:

	September 30, 2020	September 30, 2019
Accumulated other comprehensive loss, beginning of period	$(99,808)	$(37,012)
Change in cumulative translation adjustment	54,498	(39,285)
Accumulated other comprehensive loss	$(45,310)	$(76,297)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended September 30, 2020, compared to the Three Months Ended September 30, 2019

Revenues

Sales revenue for the three months ended September 30, 2020, was $9,540, compared to $2,253 for the three months ended September 30, 2019.

Cost of Goods Sold

Cost of revenue for the three months ended September 30, 2020, was $1,895, compared to $321 for the three months ended September 30, 2019, an increase of $1,574.

Operating Expenses

General and administrative expense was $36,431 for the three months ended September 30, 2020, compared to $41,147 for the three months ended September 30, 2019, a decrease of $4,716.

Rent expense was $2,933 for the three months ended September 30, 2020, compared to $2,933 for the three months ended September 30, 2019.

Professional fees were $9,440 for the three months ended September 30, 2020, compared to $2,700 for the three months ended September 30, 2019.

Net Loss

Net loss for the three months ended September 30, 2020 was $41,236, compared to $45,370 for the three months ended September 30, 2019.

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

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of September 30, 2020 we had cash of $706 and total liabilities of $1,519,730. We used $85,179 of cash flows in operating activities for the nine months ended September 30, 2020. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, September 30, 2020. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2020, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2021: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

 Dated:  January 22, 2021

ANDES 7 Inc.

By:	/s/ Andrew Khor Poh Kiang
Andrew Khor Poh Kiang President, Chief Executive Officer, Chairman of the Board of Directors

Dated: January 22, 2021

By:	/s/ Lee Kok Keing
Lee Kok Keing Chief Financial Officer

